Form 10-Q
period 2015-09-30
Litera Group Inc
filed 2015-11-05
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ___________

Commission File Number: 333-206260

LITERA GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	47-4145514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5751 Buckingham Pkwy Culver City, CA 90230
(Address of principal executive offices) (Zip Code)

(424) 543-4006
Registrant's telephone number, including area code

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of September 30, 2015, the number of shares outstanding of the registrant's class of common stock was 10,500,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LITERA GROUP, INC.

FINANCIAL STATEMENTS and

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Period Ended September 30, 2015

3

LITERA GROUP, INC.

LITERA GROUP, INC.

Condensed Balance Sheets

September 30,
2015
(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$23,081

Total Current Assets	23,081

TOTAL ASSETS	$23,081

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	-

Total Current Liabilities	-

TOTAL LIABILITIES	-

STOCKHOLDERS' DEFICIT

Common stock; 10,500,000 shares authorized at $0.001 par value, 10,500,000 shares issued and outstanding at September 30, 2015	10,500
Additional paid-in capital	9,600
Deficit accumulated during the development stage	-

Total Stockholders' Deficit	20,100

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,100

The accompanying notes are an integral part of these condensed financial statements.

LITERA GROUP, INC.

Condensed Statements of Operations

(Unaudited)

		From Inception on
	For the Three	June 1, 2015
	Months Ended	Through
	September 30,	September 30,
	2015	2015

REVENUES	$13,500	$13,500

COST OF SALES	-	-

GROSS PROFIT	13,500	13,500

OPERATING EXPENSES

Professional fees	9,635	9,635
General and administrative	884	1,383

Total Operating Expenses	10,519	11,018

NET INCOME (LOSS) BEFORE INCOME TAXES	2,981	2,482

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$2,981	$2,482

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,500,000	9,892,562

The accompanying notes are an integral part of these condensed financial statements

LITERA GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

From Inception on
June 1, 2015
Through
September 30,
2015

OPERATING ACTIVITIES

Net income	$2,482
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by shareholder	499
Changes in operating assets and liabilities:
Accounts payable	-

Net Cash Used in Operating Activities	2,981

INVESTING ACTIVITIES	-

FINANCING ACTIVITIES

Common stock issued for cash	20,100

Net Cash Provided by Financing Activities	20,100

NET INCREASE IN CASH	23,081

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$23,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these condensed financial statements.

LITERA GROUP, INC.

Notes to the Condensed Financial Statements

September 30, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Nature of Business

Litera Group, Inc. ("Litera", or the "Company") was incorporated under the laws of the State of Nevada on June 1, 2015. Litera is a developmental stage corporation formed to provide products and services within the theater and film production industry. The Company develops screenplays, stage plays, comedy sketch and skit scripts, short film scripts and other literary and dramatic works, as well as offer abridgment and adaptation services. The Company's target market is independent film and theatrical producers and small and experimental production studios that scout for new projects to produce and distribute.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The Company's financial statements are presented in accordance with generally accepted accounting principles in the United States of America. The Company's fiscal year end is December 31.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

LITERA GROUP, INC.

Notes to the Condensed Financial Statements

September 30, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Revenue Recognition

The Company will generate revenues from the sale of play and screenplay scripts. Revenues are recognized when the following conditions are met:

1.	Persuasive evidence of a sale or license agreement exists with a customer

2.	The script is complete and has been delivered or is immediately available to be delivered in accordance with the terms of the agreement.

3.	The license period for the arrangement has started and the customer can begin exploitation, exhibition or sale.

4.	The arrangement fee is fixed or determinable

5.	Collection of the arrangement fee is reasonably assured.

If any of the above conditions are not met, the Company will defer revenue until all conditions are met.

Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2015, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value. The carrying value of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant market or credit risks arising from these financial instruments.

Stock Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock and warrants and the closing price of the Company's common stock for common share issuances.

LITERA GROUP, INC.

Notes to the Condensed Financial Statements

September 30, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Long Lived Assets

The Company follows the provisions of ASC 360 for its long-lived assets. The Company's long-lived assets, which include rights/ownership of undeveloped film scripts, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position or statements.

NOTE 2 - STOCKHOLDERS' EQUITY

During June 2015, the Company issued 10,500,000 shares of common stock to the founder of the Company in exchange for cash of $20,100.

NOTE 3 - INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

For the Period Ended September 30, 2015
Income tax expense (benefit) at statutory rate	$(170)
Change in Valuation allowance	170
Total provision for income taxes	$-

Net Deferred tax assets consist of the following components as of:

September 30, 2015
NOL Carryover	$170
Valuation allowance	(170)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $499 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur. The net operating loss carry forwards begin to expire in 2035.

NOTE 4 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Litera Group, Inc.'s financial condition, results of operations and business. These statements include, among others:

•

statements concerning the potential benefits that Litera Group, Inc. ("Litera", "we". "our", "us", the "Company", "management") may experience from its business activities and certain transactions it contemplates or has completed; and

•

statements of Litera's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Litera's actual results to be materially different from any future results expressed or implied by Litera in those statements. The most important facts that could prevent Litera from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of Litera's stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of Litera to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(f)	decline in demand for Litera's products and services;

(g)	rapid adverse changes in markets;

(h)	litigation with or legal claims and allegations by outside parties against Litera, including but not limited to challenges to Litera's intellectual property rights;

(i)	insufficient revenues to cover operating costs;

There is no assurance that Litera will be profitable, Litera may not be able to successfully develop, manage or market its products and services, Litera may not be able to attract or retain qualified executives and personnel, Litera may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in Litera's businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Litera cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Litera or persons acting on its behalf may issue. Litera does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Current Overview

Litera is currently an "emerging growth company" under the JOBS Act. A company loses its "emerging growth company" status on (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which it is deemed to be a 'large accelerated filer', as defined in section 240.12b– 2 of title 17, Code of Federal Regulations, or any successor thereto. As an "emerging growth company," Litera is exempt from certain obligations of the Exchange Act including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the company's internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as an "emerging growth company", Litera is not required to comply with the requirement to provide an auditor's attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as Litera qualifies as an "emerging growth company." However, an "emerging growth company" is not exempt from the requirement to perform management's assessment of internal control over financial reporting.

Litera Group, Inc. was incorporated under the laws of the State of Nevada on June 1, 2015. We were formed for the purpose of providing products and services within the film and theater production industry. Our founder, Mr. Wade Gardner, was appointed CEO, President, Secretary, CFO, Treasurer and Director of the Company. The Board voted to seek capital to carry out our business plan. We received our initial funding of $20,100 through the sale of common stock to Mr. Gardner who purchased 10,500,000 shares of our Common Stock on June 5, 2015. Our principal executive offices are located at 5751 Buckingham Pkwy, Culver City, CA 90230, our telephone number is (424) 543-4066 and our fax number is (424) 543-5072.

Litera is a developmental stage corporation that is dedicated to the creation and commercialization of literary and dramatic products and services with the aim of achieving profitability and sustaining growth of our business. Our implemented plan of operation is the development of screenplays, stage plays, comedy sketch and skit scripts, short film scripts and other literary and dramatic works, as well as offer abridgment and adaptation services, within the theater and film production community.

The key to our success lies in the Company's ability to identify a niche in the entertainment production market and fill the unsatisfied demand. Litera will target independent film and theatrical producers and small and experimental production studios that constantly scout for fresh entertainment material to produce and distribute. To save time and money, indie producers and small studios do not outlay expenses associated with creation of a literary or dramatic work, but instead procure completed aspiring projects to produce or distribute from others. This is the market niche that Litera has focused on.

Since our inception, we have commenced our business operations, including developing products, preliminary marketing of the completed work, as well as closing the first six sales of our projects. The six projects sold were comprised of (i) a $1,500 option granted to Michael Wilson on July 6, 2015 to purchase all motion picture, television, ancillary and exploitation rights in an original project entitled "Valley Nights," (ii) a sale of a play to Brain White on July 7, 2015, entitled "Tiramisu," for $1,000 plus royalties, and (iii) a sale of a comedic sketch to Chris Kelly on July 13, 2015 for $500, (iv) a $2,500 option granted to Michael Price on November 10, 2015 for a screenplay entitled "Golden Hurricane", (v) a $4,500 option granted to Jason Brown on November 24, 2015 for an original film project entitled "On Fleek", and (vi) a $4,500 option to William Conway on September 29, 2015 for "Texas Forever.". The Company also has one more finished product available for sale, as well as two more projects in advanced development status. We negotiate contract details for our products and services as an option or an outright sale basis. Currently, the Company secured all the resources and skills needed to create and market our products and services internally by utilizing our sole officer and director's creative writing abilities and his background within the film and theater entertainment. In the future, Litera may pursue additional avenues outside its own walls and look to outsource certain aspects of services and product development and engage playwrights/screenwriters for this purpose. We anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the film and theater production industry and by the use of creative and marketing consultants, which will allow Litera to expand its management team and add to the Board of Directors.

Our operations to date have been devoted primarily to startup and development activities and the production and sale of our initial projects as follows:

1.	Incorporation of the Company;

2.	Initial funding from our Founder;

3.	Carrying out of our business plan;

4.	Initial procurement of prospective clientele for our products and services.

5.	Product development and securing our first six sales.

As an emerging company, we continually analyze our business plan and operations in the light of current trends within the theater and film entertainment, market conditions and developments. We intend to become a self-sustained operational entity. In order to generate revenues, the management will aim to maximize the Company's business value by creating competitive products and services, addressing market and competition, utilizing specific marketing strategies, and establishing growth strategy for our company.

OUR PRINCIPAL PRODUCTS AND SERVICES

The Company develops literary and dramatic works such as screenplays, stage plays, comedy sketch and skit scripts, short film scripts, etc. for theater/film production. On our clients' request we will also provide abridgment and adaptation services on any products they are interested in. Abridgment is a condensing of a creative work into a shorter form while maintaining the unity of the original. Adaptation is conversion of an original work to another genre or medium (e.g. a short film script into a stage play, etc.)

The process for creating a literary or dramatic work can be an arduous one. For each project we conduct a needs assessment to determine the trends in certain categories of theater and film entertainment that enjoy popularity at the time. The theater and cinema culture is cyclical in nature; every once in a while a certain vision, topic or genre becomes popular, and producers release films and performances that adhere to this style or genre until the current interest and demand fizzle down. Other genres then take over and the process runs full cycle again. For purposes of demand and marketability, choosing a trend/genre that is currently on the edge of popularity is vital, and this is why a proper needs assessment is essential. We consider it the most important aspect of the entire process.

Next, we determine the feasibility of making our product a success. We consider our product a success when it garnishes interest from prospective buyers and results in a sale or option contract. During our feasibility analysis we explore and analyze similar films and performances in a chosen category that were proven successful over time to identify the creative and commercial attributes that made them work in order to utilize them for our projects.

We then identify the audience who we intend to reach through our product. Knowing the audience is important because it determines the content that will appear in the writing, as it may vary greatly depending on the intended audience. Targeting the product at specific audience increases the chances of the product sparking interest from potential buyers, so we must determine the market we intend our product for and cater to this audience's expectations throughout our writing.

Further, we move to concept development. We identify an idea or a story within a genre that is popular or gaining in popularity based on our needs assessment analysis. This is considered a product's early development where a story outline is created. Once the story outline takes shape, writing, or actual creative development, begins. It is the most time-consuming part of the process during which a workable script is crafted from a story outline. This crucial phase includes developing the format, narrative (plot, characters, story lines) and dialogue; introducing conflict, climax and resolution; writing out scene-by-scene physical interaction, utilizing symbolism, etc. The drafts are then rewritten and polished numerous times until we believe they are ready to be marketed for sale, at which time a logline and synopsis to convey both the content and the tone of the completed work are prepared for prospective clients' review and consideration. Litera makes sure to prepare these carefully thought out and compelling to engage and excite a prospective client about the potential of the project.

All phases of our product development, marketing and sales are conducted exclusively by Mr. Gardner, who devotes full time to the Company's operations. To-date, no capital has been expensed for development of our works. Litera develops products "on spec" (i.e. non-commissioned) and advertises them directly to our target market. Mr. Gardner uses his numerous industry contacts and studio introductions that he has developed over course of his career in entertainment business as the starting point in our clientele building. Depending on the complexity of the project, it takes Mr. Gardner about 2-6 weeks to produce a product ready for marketing.

TARGET MARKET AND OUR NICHE WITHIN

It is essential for the Company's success to identify a niche in the entertainment market and fill the unsatisfied demand. To select a niche in the entertainment market that Litera could cater to, the Company researched core groups of professionals within the large demographic entertainment community who have similar needs and interests that could be targeted with excellent results. All the research data was derived from available industry and marketing information accumulated by our sole officer and director and required no expenses. We were able to establish that, having weathered financial storms in the past decade, the dynamics within the entertainment industry encountered changes which resulted in an acute shortage of development capital for new projects both in film and theater. While major studios and production companies maintain control of the high-end of the market and the big movies and shows, the independent film and theatrical producers have proven themselves to be more efficient making low budget films and theater shows. To save time and money, indie producers and small studios do not outlay expenses associated with creation of a literary or dramatic work, but instead procure completed aspiring projects to produce or distribute from others. Litera will target independent film and theatrical producers and small and experimental production studios that constantly scout for new exciting projects to produce and distribute. This is the market niche that Litera has selected and will focus on.

COMPETITION, OUR COMPETITIVE STRATEGY AND METHODS OF COMPETITION

The film and theater production industry is highly competitive, and our Company faces competition ranging from large and well established film and theater production companies to thousands of small firms engaged in developing and producing play and screenplay options and other material in a similar manner as Litera and seeking to enter the industry.

Our competitive strategy is based on the facts that while Litera is at a significant disadvantage to more established competitors due to our lack of financial resources, scarcity of relationships within the film and theater production community and absence of major marketing tools, the barriers to entry into the industry are nevertheless relatively low. It takes skills, knowledge and contacts to develop and sell products and services similar to ours. The Company believes that Mr. Gardner's pre-existing industry connections, his experience and background may allow us to tap into the theater and film production industry with a certain level of credibility. We will aim to produce creatively unique projects to gain the competitive edge we need while watching closely for emerging trends in theater and cinema and demands of the audience.

The Company's primary method of competition is to market specifically to independent and experimental film makers and small theater production companies. To save time and money, indie producers and small studios do not outlay expenses associated with creation of a literary or dramatic work, and therefore, they rely on others to supply them with well-written material. We believe that since we have chosen this specific niche market, we will be able to target the right audience and cater to its demands.

MARKETING, MARKETING OBJECTIVES AND STRATEGIES

Litera markets its products and services directly to the theater and film production community, focusing specifically on independent film and theatrical producers and small and experimental production studios.

Our Marketing Objectives are as follows:

•	Establishing and promoting our presence in our selected targeted market

•	Creating and maintaining a media list of theater and film entertainment PR agencies and advertising firms contacts

•	Building a network of theater and film industry professional relationships and referrals

To promote and market our products and services, we may incorporate the following strategies:

•

Establishing online presence by designing a corporate website reflecting products and scope of services offered. We will also engage in a search engine optimization campaign to improve visibility of our website and assist us with awareness for our products and services. Optimizing a website may involve editing its content and HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines.

•

Approaching our industry target market by email. The most basic method of contacting is a carefully thought out query letter, sent via email, which consists of a one-paragraph synopsis of a project, a bio, a logline, in standard business format. Focusing specifically on our selected target market community who have similar needs and interests may yield excellent results.

•	Engaging a PR campaign to obtain publicity and increase visibility for our business.

•

Participating in writers' conferences and pitch fests, as well as submitting completed scripts for selection to film and theater festivals. While winning a contest is obviously a good way to add value to the product, even entering in such competitions will result in getting exposure for our Company and in some cases in reviews.

Currently, Mr. Gardner promotes our products through many channels, including networking at local film and theater festivals and Internet sources, as well as expanding his personal professional relationships with small and experimental studios and independent producers. While Mr. Gardner has limited experience in developing and expanding a client base and marketing products to them, we anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the theater and film production industry and by the use of technical and marketing consultants, which will allow qualified individuals to join Mr. Gardner on our management team and Board of Directors.

Currently, Litera does not have any existing relationships with PR agents, publicists, producers or producer's agents.

RESEARCH AND DEVELOPMENT

The Company has not expended funds for research and development costs since inception. Other than utilizing Mr. Gardner's experiences and available industry and marketing information, Litera has not undertaken any research and development activities regarding our target market and marketability of our products.

THEATRICAL AND FILM PRODUCTION INDUSTRY

The major business centers of film and theatrical production are concentrated in the United States, Europe, India and China. The theatrical and film production industry consists of the technological and commercial institutions that are involved in creation of a film or stage performance, such as: production companies, studios, cinematography, choreography, production, screen/playwriting, pre-production, post production, film and theater festivals, actors, dancers, singers, film and theatrical producers, directors and other personnel. Due to the great expense required to produce a movie or a stage play, the making of a film or a performance usually has to be done in conjunction with an already established production company. However, the production of independent films and small scale stage performances has begun to evolve with the advent of more affordable equipment and more sophisticated consumer technology, as well as the increasing visibility of independent festivals such as Sundance Film Festival or Contemporary American Theater Festival. Independent projects are often described as less commercially-driven art forms which differ significantly from the norms of plot-driven, mainstream classical Hollywood cinema or Broadway theater. Catering specifically to the needs of independent film and theatrical producers and small and experimental production studios is the focus of the Company's business.

OUR SIGNIFICANT EMPLOYEE

We currently have one employee, Mr. Gardner who is our founder and serves as our sole officer and director. Mr. Gardner currently devotes full time to our business and is responsible for our daily operations including product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan.

Our future business and operating results depend significantly on the continued contributions and active participation of Mr. Gardner. This individual would be difficult or impossible to replace. The loss of this key contributor, or his failure to perform, could materially and adversely affect our Company's operations. While we may obtain Key Man insurance, such insurance may not be sufficient to cover the loss incurred in the event this executive officer is lost.

Currently, our officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses he may incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We anticipate adding two (2) employees over the next twelve (12) months, one of which will be a screen/play writer. We do not have any employment agreements in place with our officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employee.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to the Financial Statements

Results of Operations for the Three Months Ended September 30, 2015

We had $13,500 in revenues in the three months ended September 30, 2015. Our revenue is a result of the sale of literary and dramatic products. We anticipate a continued trend of literary and dramatic product sales revenue as we continue to develop such products. Our operating expenses were $10,519 which consisted of professional fees of $9,635, marketing expenses of $0 and general and administrative expenses of $884. Our operating expenses are primarily due to expenses related to our offering. Our net income was $2,981.

Results of Operations from Inception to ended September 30, 2015

We had $13,500 in revenues from inception to September 30, 2015. Our revenue is a result of the sale of literary and dramatic products. We anticipate a continued trend of literary and dramatic product sales revenue as we continue to develop such products. Our operating expenses were $11,018 which consisted of professional fees of $9,635, marketing expenses of $0 and general and administrative expenses of $1,383. Our operating expenses are primarily due to expenses related to our offering. Our net income was $2,482.

Liquidity and Capital Resources

The Company's cash position was $23,081 at September 30, 2015. As of September 30, 2015, the Company had current assets of $23,081 and current liabilities of $0 compared to $20,100 and $0, respectively, as of June 30, 2015. This resulted in a working capital of $23,081 at September 30, 2015 and $20,100 at June 30, 2015.

Net cash used in operating activities amounted to $2,981 from inception to September 30, 2015. This is primarily due to a net gain of $2,482, services contributed by shareholder of $499, and accounts payable of $0.

Net cash used in investing activities amounted to $0 from inception to September 30, 2015.

Net cash provided by financing activities amounted to $20,100 from inception to September 30, 2015.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital through its current public offering. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Wade Gardner, our President and our Principal Accounting Officer, is responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the President and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Principal Accounting Officer has concluded that, as of September 30, 2015, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

☐	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

☐

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

☐

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Litera's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Litera have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our President and Principal Accounting Officer concludes that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-Q. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the President and Principal Accounting Officer as to their effectiveness.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2015, the Company issued 10,500,000 shares of 0.001 par value common stock to Wade Gardner, an officer and director, in exchange for cash of $20,100and expenses of $499. This sale of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, Mr. Gardner had fair access to and was in possession of all available material information about the Company, as he is the sole officer and director of Litera. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act. On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Articles of Incorporation

3.2*	By-Laws

10.1*	Option and Literary Purchase Agreement, dated July 6, 2015, by and between Litera Group, Inc. and Michael Wilson

10.2*	Production Play Agreement, dated July 7, 2015, by and between Litera Group, Inc. and Brian White

10.3*	Comedic Sketch Purchase Agreement, dated July 13, 2015, by and between Litera Group and Chris Kelly

10.4#	Option and Literary Purchase Agreement, dated November 1, 2015, by and between Litera Group, Inc. and Michael Price

10.5#	Option and Literary Purchase Agreement, dated November 24, 2015, by and between Litera Group, Inc. and Jason Brown

10.6	Option and Literary Purchase Agreement, dated September 29, 2015, by and between Litera Group, Inc. and William Conway

31.1	Section 302 Certification of President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

________________

*	Filed as Exhibits to the Form S-1, filed on November 10, 2015, and incorporated herein by reference.

#	Filed as Exhibits to the Form S-1/A, filed on September 14, 2015and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITERA GROUP, INC.

Dated: November 4, 2015	By:	/s/ Wade Gardner
Wade Gardner, Chairman of the Board, President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 4, 2015	By:	/s/ Wade Gardner
Wade Gardner, Chairman of the Board, President,
Chief Financial Officer,
and Principal Accounting Officer

