Form 10-K
period 2015-12-31
Litera Group Inc
filed 2016-03-29
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-206260

LITERA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4145514
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

5751 Buckingham Pkwy Culver City, CA	90230
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (424) 543-4066

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $365,000 as of March 25, 2016 (computed by reference to the bid price of a share of the registrant's common stock on that date as reported).

There were 14,150,000 shares of the registrant's common stock outstanding as of March 25, 2016.

PART I

Item 1. Business.

Litera Group, Inc. ("Litera," or the "Company") is currently an "emerging growth company" under the JOBS Act. A company loses its "emerging growth company" status on (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which it is deemed to be a 'large accelerated filer', as defined in section 240.12b– 2 of title 17, Code of Federal Regulations, or any successor thereto. As an "emerging growth company," Litera is exempt from certain obligations of the Exchange Act including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the company's internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as an "emerging growth company", Litera is not required to comply with the requirement to provide an auditor's attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as Litera qualifies as an "emerging growth company." However, an "emerging growth company" is not exempt from the requirement to perform management's assessment of internal control over financial reporting.

Litera was incorporated under the laws of the State of Nevada on June 1, 2015. We were formed for the purpose of providing products and services within the film and theater production industry. Our founder, Mr. Wade Gardner, was appointed CEO, President, Secretary, CFO, Treasurer and Director of the Company. The Board voted to seek capital to carry out our business plan. We received our initial funding of $20,100 through the sale of common stock to Mr. Gardner who purchased 10,500,000 shares of our Common Stock on June 5, 2015. Our principal executive offices are located at 5751 Buckingham Pkwy, Culver City, CA 90230, our telephone number is (424) 543-4066 and our fax number is (424) 543-5072.

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

Since our inception, we have commenced our business operations, including developing products, preliminary marketing of the completed work, as well as closing the first ten sales of our projects for an aggregate of $24,500. The Company also has three more finished products available for sale, as well as two more projects in advanced development status. We negotiate contract details for our products and services as an option or an outright sale basis. Currently, the Company secured all the resources and skills needed to create and market our products and services internally by utilizing our sole officer and director's creative writing abilities and his background within the film and theater entertainment. In the future, Litera may pursue additional avenues outside its own walls and look to outsource certain aspects of services and product development and engage playwrights/screenwriters for this purpose. We anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the film and theater production industry and by the use of creative and marketing consultants, which will allow Litera to expand its management team and add to the Board of Directors.

Our operations to date have been devoted primarily to startup and development activities and the production and sale of our initial projects as follows:

1.	Incorporation of the Company;

2.	Initial funding from our Founder;

3.	Carrying out of our business plan;

4.	Initial procurement of prospective clientele for our products and services.

5.	Product development and securing our first ten sales.

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

Item 2. Properties.

Litera's corporate and operational offices are headquartered at 5751 Buckingham Pkwy., Culver City, CA 90230.

We do not currently own any property. While we are in the developmental stage, we lease our current principal executive office, which is a virtual office space conveniently located within GMT Studios, an actual California movie studio. This is an independent commercial production facility in Los Angeles with 6 sound stages, standing sets, lighting and grip equipment and an expendables store. The lease is $99 per quarter which is a discounted introductory rate. As a new GMT Studio member, the Company has access to a fully furnished private office suite, lounge, reception service and a research library. We use this office space for meeting with prospective clients, work related to our product development and advertising, and interviewing potential staff. When needed and for an additional fee we are able to reserve and rent various locations, stages and equipment as well as boardrooms and additional offices. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the Company.

Item 3. Legal Proceedings.

As of March 25, 2016, we were not a party to any legal proceedings that could have a material adverse effect on the Company's business, financial condition or operating results. Further, to the Company's knowledge no such proceedings have been threatened against the Company.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets ("OTCQB") under the symbol "LRGP."

The table below sets forth the high and low closing prices of the Company's common stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions. The Company's Common Stock was initially quoted on the OTCQB on January 28, 2016. As of March 25, 2016, there have been no trades in the Company's common stock

	2016 Price Range		2015 Price Range
	High	Low	High	Low
First Quarter	n/a	n/a	n/a	n/a
Second Quarter	n/a	n/a	n/a	n/a
Third Quarter	n/a	n/a	n/a	n/a
Fourth Quarter	n/a	n/a	n/a	n/a

There was no closing sales price of the Company's common stock on March 25, 2016.

Holders

As of the date of this report there were approximately 37 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in "street name."

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company did not declare or pay dividends during its fiscal year ended December 31, 2015.

To the extent Litera has any earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Transfer Agent and Registrar

The transfer agent and registrar for Litera's common stock is Manhattan Transfer Registrar Co., 531 Cardens Court, Erie CO 80516, telephone 631-928-7655.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2015.

Recent Sales of Unregistered Securities

During the period ended from inception on June 1, 2015 through December 31, 2015, the Company issued 10,50,000 shares of common stock to the sole officer of the Company for cash of $20,100.

Item 6. Selected Financial Data.

Litera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("1934 Act") as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other similar or comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	business strategy;

•	estimated quantities of oil and natural gas reserves;

•	technology;

•	financial strategy;

•	oil and natural gas realized prices;

•	timing and amount of future production of oil and natural gas;

•	the amount, nature and timing of capital expenditures;

•	drilling of wells;

•	competition and government regulations;

•	marketing of oil and natural gas;

•	exploitation or property acquisitions;

•	costs of exploiting and developing our properties and conducting other operations;

•	general economic and business conditions;

•	cash flow and anticipated liquidity;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this annual report that are not historical.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we," "us," "our," "Company," and "Litera" mean Litera Group, Inc., unless the context clearly requires otherwise.

General

Litera was incorporated under the laws of the State of Nevada on June 1, 2015. We were formed for the purpose of providing products and services within the film and theater production industry. Our founder, Mr. Wade Gardner, was appointed CEO, President, Secretary, CFO, Treasurer and Director of the Company. The Board voted to seek capital to carry out our business plan. We received our initial funding of $20,100 through the sale of common stock to Mr. Gardner who purchased 10,500,000 shares of our Common Stock on June 5, 2015. Our principal executive offices are located at 5751 Buckingham Pkwy, Culver City, CA 90230, our telephone number is (424) 543-4066 and our fax number is (424) 543-5072.

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

Employees

We currently have one employee, Mr. Gardner who is our founder and serves as our sole officer and director. Mr. Gardner currently devotes full time to our business and is responsible for our daily operations including product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan.

As of December 31, 2015, our cash balance was $61,573 with current liabilities of $671, resulting in net working capital of $60,902. Currently, we rely on the sales of our literary and dramatic projects to meet the current costs and expenditures of operating the business. We anticipate incurring expenses of $31,500 to maintain our general, administrative and filing expenses in the next 12 months, and we believe we have adequate funds on hand.

Results of Operations

Results of Operations for the Year Ended December 31, 2015

We had $24,500 in revenues from inception to December 31, 2015. Our revenue is a result of the sale of literary and dramatic products. We anticipate a continued trend of literary and dramatic product sales revenue as we continue to develop such products. Our operating expenses were $20,026 which consisted of professional fees of $16,553, marketing expenses of $0 and general and administrative expenses of $3,473. Our operating expenses are primarily due to expenses related to our offering. Our net income was $3,803.

Results of Operations for the Three Months ended December 31, 2015

We had $11,000 in revenues for the three months ended December 31, 2015. Our revenue is a result of the sale of literary and dramatic products. We anticipate a continued trend of literary and dramatic product sales revenue as we continue to develop such products. Our operating expenses were $9,008 which consisted of professional fees of $6,918, marketing expenses of $0 and general and administrative expenses of $2,090. Our operating expenses are primarily due to expenses related to our offering. Our net income was $1,321.

Liquidity and Capital Resources

The Company's cash position was $61,573 at December 31, 2015. As of December 31, 2015, the Company had current assets of $61,573 and current liabilities of $671 compared to $23,081 and $0, respectively, as of September 30, 2015. This resulted in a working capital of $60,902 at December 31, 2015 and $23,081 at September 30, 2015.

Net cash used in operating activities amounted to $4,973 from inception to December 31, 2015. This is primarily due to a net gain of $3,803, services contributed by shareholder of $499, and accounts payable of $671.

Net cash used in investing activities amounted to $0 from inception to December 31, 2015.

Net cash provided by financing activities amounted to $56,600 from inception to December 31, 2015.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company may seek additional capital through its current public offering. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

None.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in NOTE 1 in the Notes to the Financial Statements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Litera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

LITERA GROUP, INC.

FINANCIAL STATEMENTS - TABLE OF CONTENTS

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

Litera Group, Inc

5751 Buckingham Pkwy

Culver City, CA

We have audited the accompanying consolidated balance sheets of Litera Group, Inc as of December 31, 2015, and the related statements of income, stockholders' equity and cash flows for the period from inception on June 1, 2015 through December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Litera Group, Inc. as of December 31, 2015, and the related statements of income, stockholders' equity and cash flows for the period from inception on June 1, 2015 through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinaki & Associates, LLC

Pinaki & Associates, LLC

Newark, DE

March 24, 2016

F-1

LITERA GROUP, INC.

Balance Sheet

December 31,
2015

ASSETS

CURRENT ASSETS

Cash	$61,573

Total Current Assets	61,573

TOTAL ASSETS	$61,573

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued liabilities	$671

Total Current Liabilities	671

Total Liabilities	671

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock: $0.001 par value,70,000,000 shares authorized, 14,150,000 issued and outstanding	14,150
Additional paid-in capital	42,949
Retained earnings	3,803

Total Stockholders' Equity	60,902

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,573

The accompanying notes are an integral part of these financial statements.

F-2

LITERA GROUP, INC.

Statement of Operations

From Inception on
June 1, 2015
Through
the Year Ended
December 31,
2015

REVENUES	$24,500

OPERATING EXPENSES

Professional fees	16,553
General and administrative	3,473

Total Operating Expenses	20,026

INCOME FROM OPERATIONS	4,474

INCOME TAX EXPENSE	(671)

NET INCOME	$3,803

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,325,000

The accompanying notes are an integral part of these financial statements

F-3

LITERA GROUP, INC.

Statement of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at inception on June 1, 2015	-	$-	$-	$-	$-

Common stock issued for cash and expenses at $0.00002 per share	10,500,000	10,500	10,099	-	20,599

Common stock issued for cash and expenses at $0.01 per share	3,650,000	3,650	32,850	-	36,500

Net Income for the period ended December 31, 2015	-	-	-	3,803	3,803

Balance December 31, 2015	14,150,000	14,150	42,949	3,803	60,902

The accompanying notes are an integral part of these financial statements.

F-4

LITERA GROUP, INC.

Statement of Cash Flows

From Inception on
June 1, 2015
through
December 31,
2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$3,803
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by shareholder	499
Changes in operating assets and liabilities:
Accrued liabilities	671

Net Cash Used in Operating Activities	4,973

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	56,600

Net Cash Provided by Financing Activities	56,600

CASH AT END OF PERIOD	$61,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these financial statements.

F-5

LITERA GROUP, INC.

Notes to Financial Statements

December 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Nature of Business

Litera Group, Inc. ("Litera", or the "Company") was incorporated under the laws of the State of Nevada on June 1, 2015. Litera is a developmental stage corporation formed to provide products and services within the theater and film production community. The Company develops screenplays, stage plays, comedy sketch and skit scripts, short film scripts and other literary and dramatic works, as well as offers abridgment and adaptation services. The Company's target market is independent film and theatrical producers and small and experimental production studios that scout for new projects to produce and distribute.

Going Conern

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

F-6

LITERA GROUP, INC.

Notes to Financial Statements

December 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Revenue Recognition

The Company will generate revenues from the sale of movie scripts. Revenues are recognized when the following conditions are met:

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

F-7

LITERA GROUP, INC.

Notes to Financial Statements

December 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

NOTE 2 – STOCKHOLDERS' EQUITY

During 2015 the Company issued 10,500,000 shares of common stock to the founder of the Company in exchange for cash of $20,100 and expenses of $499, and 3,650,000 shares of common stock to various unrelated parties for cash at $0.01 per share, the aggregate cash proceeds from this issuance totaled $36,500.

NOTE 3 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

F-8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

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

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2015 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company's internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our President and Principal Accounting Officer concludes that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-K. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the President and Principal Accounting Officer as to their effectiveness.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of March 25, 2016, Our Board of Directors consisted of one member. Litera concluded that the following individual should serve as our director based on his education in Creative Arts and over 25 years of work experience in theater and film entertainment. Litera believes that his directing, playwriting and acting experience would be beneficial to the Company. The director holds office until his successor is duly elected by the stockholders. The executive officer serves at the pleasure of the Board of Directors. Our current director and executive officer is:

Name	Age	Position	Year Appointed

Wade Gardner	62	President, Treasurer, Secretary and Director	2015

Wade Gardner - President, Treasurer, Secretary, and Director - Mr. Gardner earned a Bachelor's Degree in Creative Arts at San Francisco State University where he studied Theater and Music. He received advanced training in film, TV and theater acting at Actor's Edge studio and gained professional special skills in dance, performance and singing. Throughout his career, Mr. Gardner performed on stage and worked in theatrical and film production. For the past decade, Mr. Gardner provided services as an independent creative and project consultant in both film and theater development and production. Most recently, he founded Litera Group, Inc. and has been President, CEO and Chairman of the Board of Directors of the Company since inception.

Penalties or Sanctions

None of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

None of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Employment Agreements

We currently do not have employment agreements with any our directors and executive officers.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Term of Office

All directors hold office for a one (1) year period and have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of Litera or any of its subsidiaries or any committee thereof. Any non-employee director of Litera or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of Litera is appointed by and serves at the discretion of the Board of Directors.

None of the officers or directors of Litera is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than Litera.

Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board meetings; annual meeting attendance

In 2015 the Board of Directors held at least one board meeting per quarter to discuss operations and various management issues. Mr. Gardner attended each meeting.

Board Committees

Audit committee

We do not have a separately-designated standing audit committee. The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including /fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, the member of our Board of Directors participates in discussions concerning executive officer compensation and nominations to the Board of Directors.

Shareholder communications

The Company does not have a process for security holders to send communications to the board of directors due to the fact that minimal securities are traded on a stock exchange.

Code of Conduct and Ethics

We have not adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our officer. We anticipate that we will adopt a code of ethics once we are in a position to do so.

Item 11. Executive Compensation.

No officer or director have received annual compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to the named executive officer or director.

As our business progresses and grows, we expect to hire and begin paying salaries to other officers and directors. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities. However, we intend to adopt an incentive and non-statutory stock option plan in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's compensation

At present we do not pay our director for attending meetings of our Board of Directors, although we may adopt a director compensation policy in the near future.

Related Party Transactions

We received our initial funding of $20,100 and $499 in paid expenses through the sale of common stock to Mr. Gardner who purchased 10,500,000 shares of our Common Stock on June 5, 2015. The Company has no employment contracts at this time.

The following table sets out the compensation received for the fiscal year ended December 31, 2015 in respect to each of the individuals who served as the Company's chief executive officer at any time during the last fiscal year, as well as the Company's most highly compensated executive officers and two individuals not holding an executive officer position:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Wade Gardner	2015	$0	$-	$-	$-	$-	$-	$-	$0

Equity Compensation Plan Information - Employment Agreements

The Company's policy is to not establish employment agreements, and no employment agreements were in place on December 31, 2015 or through the date of this report.

Outstanding Equity Awards at Fiscal year-End

The company has not issued any equity awards during fiscal year 2015.

Director's Compensation

The following table sets forth the Company's fees and compensation paid or earned by directors for the fiscal year 2015.

DIRECTORS COMPENSATION

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Wade Gardner	2015	$-	$-	$-	$-	$-	$-	$-	$-

The Director has received no compensation for his role on the Board. He has not earned fees, stock awards, option awards, or non-equity incentive plan compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of more than 5% of any class of Litera's voting securities.

As of March 26, 2016, the Company had 14,150,000 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company's common stock as of March 26, 2016 by each person who is known to have beneficial ownership of more than 5% of any class of Litera's voting securities:

Security Ownership of Management.

The following table sets forth the beneficial ownership of the Company's common stock as of March 25, 2016 by each executive officer and director and the directors and executive officers of the Company as a group:

Title of class	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	Wade Gardner	10,500,000	Direct	74.2%

______________

(1)	In care of Litera Group, Inc. 5751 Buckingham Pkwy, Culver City, CA 90230.

(2)	Calculated from the total of outstanding shares of common stock as of March 25, 2016 (14,150,000).

Security Ownership of Certain Beneficial Owners

As of March 25, 2016, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who is not listed in the above referenced tables.

Change in Control Arrangements

As of March 25, 2016, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Particular Transactions

To the best of the Company's knowledge, there are no transactions during the Company's last two full fiscal years and the current fiscal year or any currently proposed transaction, involving the issuer, in which: i) the amount involved exceeds the lesser of $120,000 or one percent of the average of the issuer's total assets at year-end for its last three fiscal years; and ii) any related person had or will have a direct or indirect material interest.

Controlling Persons

The company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

Director independence

Currently, the majority of the Board of Litera is not considered "independent" board members.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the year ended December 31, 2015 for professional services rendered by Pinaki & Associates, LLC for the audit reviews for the period from inception on June 1, 2015 through June 30, 2015 and period ended September 30, 2015:

Accounting Fees and Services

2015
Audit Fees	$2,000
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
TOTAL	$2,000

The category of "Audit Fees" includes fees for our annual audit and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of "Audit-related Fees" includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by all parties was compatible with the maintenance of the respective firm's independence in the conduct of its audits.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation of the Registrant (1)

3.2	By-laws of the Registrant (1)

10.1	Option and Literary Purchase Agreement, dated July 6, 2015, by and between Litera Group, Inc. and Michael Wilson. (1)

10.2	Production Play Agreement, dated July 7, 2015, by and between Litera Group, Inc. and Brian White (1)

10.3	Comedic Sketch Purchase Agreement, dated July 13, 2015, by and between Litera Group and Chris Kelly (1)

10.4	Option and Literary Purchase Agreement, dated November 1, 2015, by and between Litera Group, Inc. and Michael Price (2)

10.5	Option and Literary Purchase Agreement, dated November 24, 2015, by and between Litera Group, Inc. and Jason Brown (2)

10.6	Option and Literary Purchase Agreement, dated September 29, 2015, by and between Litera Group, Inc. and William Conway (3)

10.7	Production Play Agreement, by and between Litera Group, Inc. and Mike Barker, dated November 24, 2015 (4)

10.8	Option and Literary Purchase Agreement, by and between Litera Group, Inc. and Chris Sperling, dated December 28, 2015 (5)

10.9	Option and Literary Purchase Agreement, by and between Litera Group, Inc. and Andrew Norris, dated December 29, 2015 (5)

10.10	Option and Literary Purchase Agreement, by and between Litera Group, Inc. and Brian Morgan, dated February 26, 2016 (6)

21.1	Subsidiaries of the Registrant- None

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Filed as an Exhibit to the Form S-1, filed by Litera Group, Inc. on August 10, 2015, and incorporated herein by reference.

(2)	Filed as an Exhibit to Form S-1/A, filed by Litera Group, Inc. on September 14, 2015, and incorporated herein by reference.

(3)	Filed as an Exhibit to Form 10-Q, filed by Litera Group, Inc. on November 5, 2015, and incorporated herein by reference.

(4)	Filed as an Exhibit to Form 8-K, filed by Litera Group, Inc. on November 25, 2015, and incorporated herein by reference.

(5)	Filed as an Exhibit to Form 8-K, filed by Litera Group, Inc. on December 30, 2015, and incorporated herein by reference.

(6)	Filed as an Exhibit to Form 8-K, filed by Litera Group, Inc. on March 1, 2016, and incorporated herein by reference.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2016	By:	/s/ Wade Gardner
	Name:	Wade Gardner
	Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2016	By:	/s/ Wade Gardner
	Name:	Wade Gardner
	Title:	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

