Form 10-Q
period 2016-03-31
Litera Group Inc
filed 2016-05-10
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

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

(424) 543-4066
Registrant's telephone number, including area code

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 1, 2016, the number of shares outstanding of the registrant's class of common stock was 14,150,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LITERA GROUP, INC.

FINANCIAL STATEMENTS

Period Ended March 31, 2016

3

LITERA GROUP, INC.

LITERA GROUP, INC.
Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$48,133	$61,573

Total Current Assets	48,133	61,573

TOTAL ASSETS	$48,133	$61,573

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued liabilities	-	671

Total Current Liabilities	-	671

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value, 5,000,000 shares authorized no shares issued and outstanding	-	-
Common stock: $0.001 par value, 70,000,000 shares authorized, 14,150,000 issued and outstanding	14,150	14,150
Additional paid-in capital	42,949	42,949
Deficit accumulated during the development stage	(8,966)	3,803

Total Stockholders' Deficit	48,133	60,902

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,133	$61,573

The accompanying notes are an integral part of these condensed financial statements.

LITERA GROUP, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES	$11,500	$-

OPERATING EXPENSES

General and administrative	24,269	-

Total Operating Expenses	24,269	-

LOSS FROM OPERATIONS	(12,769)	-

OTHER EXPENSES	-	-

Total Other Expenses	-	-

LOSS BEFORE INCOME TAXES	(12,769)	-

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(12,769)	$-

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,325,000	-

The accompanying notes are an integral part of these condensed financial statements

LITERA GROUP, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(12,769)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by shareholders	-	-
Expenses paid on Company's behalf by a related party	-	-
Impairment of mining claims	-	-
Changes in operating assets and liabilities:
Change in accrued expenses	(671)	-
Change in accounts payable	-	-

Net Cash Used in Operating Activities	(13,440)	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from note payable - related party
Common stock issued for cash	-	-

Net Cash Provided by Financing Activities	-	-

NET DECREASE IN CASH	(13,440)	-

CASH AT BEGINNING OF PERIOD	61,573	-

CASH AT END OF PERIOD	$48,133	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LITERA GROUP, INC.

Notes to the Condensed Financial Statements

March 31, 2016

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

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yetestablished an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

March 31, 2016

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

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2016, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation

Fair Value of Financial Instruments

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

LITERA GROUP, INC.

Notes to the Condensed Financial Statements

March 31, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

NOTE 3 - SUBSEQUENT EVENTS

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

o

statements concerning the potential benefits that Litera Group, Inc. ("Litera", "we". "our", "us", the "Company", "management") may experience from its business activities and certain transactions it contemplates or has completed; and

o

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

Since our inception, we have commenced our business operations, including developing products, preliminary marketing of the completed work, as well as closing the first twelve sales of our projects for an aggregate of $36,000. The Company also has five more finished products available for sale, as well as two more projects in advanced development status. We negotiate contract details for our products and services as an option or an outright sale basis. Currently, the Company secured all the resources and skills needed to create and market our products and services internally by utilizing our sole officer and director's creative writing abilities and his background within the film and theater entertainment. In the future, Litera may pursue additional avenues outside its own walls and look to outsource certain aspects of services and product development and engage playwrights/screenwriters for this purpose. We anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the film and theater production industry and by the use of creative and marketing consultants, which will allow Litera to expand its management team and add to the Board of Directors.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to the Financial Statements

Results of Operations for the Three Months Ended March 31, 2016

We had $11,500 in revenues in the three months ended March 31, 2016. Our revenue is a result of the sale of literary and dramatic products. We anticipate a continued trend of literary and dramatic product sales revenue as we continue to develop such products. Our operating expenses were $24,269, which consisted of marketing expenses of $0 and general and administrative expenses of $24,269. Our operating expenses are primarily due to one-time expenses related to DTC application and OTCQB certification, as well as normal business operations. Our net loss was $12,769.

Liquidity and Capital Resources

The Company's cash position was $48,133 at March 31, 2016. As of March 31, 2016, the Company had current assets of $48,133 and current liabilities of $0 compared to $0 and $0, respectively, as of March 31, 2015, as we had yet to be incorporated. This resulted in a working capital of $48,133 at March 31, 2016.

Net cash used in operating activities amounted to $13,440 for the three months ended March 31, 2016. This is primarily due to general operating expenses.

Net cash used in investing activities amounted to $0 for the three months ended March 31, 2016.

Net cash provided by financing activities amounted to $0 for the three months ended March 31, 2016.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital through the sale literary and dramatic products. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

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

Under the supervision and with the participation of our management, including the President and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Principal Accounting Officer has concluded that, as of March 31, 2016, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Articles of Incorporation

3.2*	By-Laws

10.1#	Option and Literary Purchase Agreement, dated February 26, 2016, by and between Litera Group, Inc. and Brian Morgan.

10.2**	Option and Literary Purchase Agreement, dated March 28, 2016, by and between Litera Group, Inc. and Michael White.

10.3**	Comedic Sketch Purchase Agreement, dated March 30, 2016, by and between Litera Group, Inc. and Mark Warren.

31.1	Section 302 Certification of President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________________

*	Filed as Exhibits to the Form S-1, filed on November 10, 2015, and incorporated herein by reference.
#	Filed as an Exhibit to the Form 8-K, filed on March 1, 2016 and incorporated herein by reference
**	Filed as an Exhibit to the Form 8-K, filed on April 1, 2016 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2016	By:	/s/ Wade Gardner
Wade Gardner
Chairman of the Board, President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 9 , 2016	By:	/s/ Wade Gardner
Wade Gardner
Chairman of the Board, President, Chief Financial Officer and Principal Accounting Officer

