Form 10-Q
period 2016-06-30
Litera Group Inc
filed 2016-08-11
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

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

As of July 29, 2016, the number of shares outstanding of the registrant's class of common stock was 14,150,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LITERA GROUP, INC.

FINANCIAL STATEMENTS and

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Period Ended June 30, 2016

3

LITERA GROUP, INC.

LITERA GROUP, INC.
Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$36,117	$61,573

Total Current Assets	36,117	61,573

TOTAL ASSETS	$36,117	$61,573

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued liabilities	$-	$671

Total Current Liabilities	-	671

TOTAL LIABILITIES	-	671

STOCKHOLDERS' DEFICIT

Preferred stock; $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized, 14,150,000 issued and outstanding	14,150	14,150
Additional paid-in capital	42,949	42,949
Deficit accumulated during the development stage	(20,982)	3,803

Total Stockholders' Deficit	36,117	60,902

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,117	$61,573

The accompanying notes are an integral part of these condensed financial statements.

LITERA GROUP, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$16,500	$-	$28,000	$-

EXPENSES

Professional Fees	8,885	-	32,360	-
General and administrative	19,631	499	20,425	499

LOSS FROM OPERATIONS	(12,016)	(499)	(24,785)	(499)

NET LOSS	$(12,016)	$(499)	$(24,785)	$(499)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.11)	$(0.01)	$(0.23)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	110,558	44,573	108,006	44,573

The accompanying notes are an integral part of these condensed financial statements.

LITERA GROUP, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(24,785)	$(499)
Adjustments to reconcile net loss to cash flows from operating activities
Changes in operating assets and liabilities
Accrued expenses	(671)	-

Net Cash Provided by (Used in) Operating Activities	(25,456)	(499)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Common stock issued for cash	-	20,599

Net Cash Provided by (Used in) Financing Activities	-	20,599

NET CHANGE IN CASH	(25,456)	20,100

CASH AT BEGINNING OF PERIOD	61,573	-

CASH AT END OF PERIOD	$36,117	$20,100

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LITERA GROUP, INC.

Notes to the Condensed Financial Statements

June 30, 2016

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

June 30, 2016

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

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2016, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation

Fair Value of Financial Instruments

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

NOTE 2 - STOCKHOLDERS' EQUITY

During 2015, the Company issued 10,500,000 shares of common stock to the founder of the Company in exchange for cash of $20,100 and expenses of $499, and 3,650,000 shares of common stock to various unrelated parties for cash at $0.01 per share, the aggregate cash proceeds from this issuance totaled $36,500.

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

Since our inception, we have commenced our business operations, including developing products, preliminary marketing of the completed work, as well as closing the first sixteen sales of our projects for an aggregate of $52,500. The Company also has seven more finished products available for sale, as well as four more projects in advanced development status. We negotiate contract details for our products and services as an option or an outright sale basis. Currently, the Company secured all the resources and skills needed to create and market our products and services internally by utilizing our sole officer and director's creative writing abilities and his background within the film and theater entertainment. In the future, Litera may pursue additional avenues outside its own walls and look to outsource certain aspects of services and product development and engage playwrights/screenwriters for this purpose. We anticipate that, as the Company grows over the next sixteen months, pools of expertise will be acquired by recruiting within the film and theater production industry and by the use of creative and marketing consultants, which will allow Litera to expand its management team and add to the Board of Directors.

Our operations to date have been devoted primarily to startup and development activities and the production and sale of our initial projects as follows:

1.	Incorporation of the Company;

2.	Initial funding from our Founder;

3.	Carrying out of our business plan;

4.	Initial procurement of prospective clientele for our products and services.

5.	Product development and securing our first sixteen sales.

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

Currently, Mr. Gardner promotes our products through many channels, including networking at local film and theater festivals and Internet sources, as well as expanding his personal professional relationships with small and experimental studios and independent producers. While Mr. Gardner has limited experience in developing and expanding a client base and marketing products to them, we anticipate that, as the Company grows over the next sixteen months, pools of expertise will be acquired by recruiting within the theater and film production industry and by the use of technical and marketing consultants, which will allow qualified individuals to join Mr. Gardner on our management team and Board of Directors.

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

Currently, our officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses he may incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We anticipate adding two (2) employees over the next sixteen (12) months, one of which will be a screen/play writer. We do not have any employment agreements in place with our officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employee.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to the Financial Statements

Results of Operations for the six months ended June 30, 2016

We had $28,000 in revenues in the six months ended June 30, 2016. Our revenue is a result of the sale of literary and dramatic products. We anticipate a continued trend of literary and dramatic product sales revenue as we continue to develop such products. Our operating expenses were $52,785, which consisted of professional fees of $32,360 and general and administrative expenses of $20,425. Our operating expenses are primarily due to one-time expenses related to DTC application and OTCQB certification, as well as normal business operations. Our net loss was $24,785.

Liquidity and Capital Resources

The Company's cash position was $36,117 at June 30, 2016. As of June 30, 2016, the Company had current assets of $36,117 and current liabilities of $0 compared to $0 and $0, respectively, as of June 30, 2015, as we had yet to commence operations. This resulted in a working capital of $36,117 at June 30, 2016.

Net cash used in operating activities amounted to $25,456 for the six months ended June 30, 2016. This is primarily due to general operating expenses.

Net cash used in investing activities amounted to $0 for the six months ended June 30, 2016.

Net cash provided by financing activities amounted to $0 for the six months ended June 30, 2016.

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

Under the supervision and with the participation of our management, including the President and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Principal Accounting Officer has concluded that, as of June 30, 2016, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Articles of Incorporation

31.1*	By-Laws

10.1#	Option and Literary Purchase Agreement, dated June 13, 2016, by and between Litera Group, Inc. and Howard Gross.

10.2**	Option and Literary Purchase Agreement, dated June 17, 2016, by and between Litera Group, Inc. and Simon Moore.

10.3**	Option and Literary Purchase Agreement, dated June 20, 2016, by and between Litera Group, Inc. and Raj Kadavul.

10.4^	Option and Literary Purchase Agreement, dated June 29, 2016, by and between Litera Group, Inc. and Nick Davis.

31.1	Section 302 Certification of President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

________________

*	Filed as Exhibits to the Form S-1, filed on November 10, 2015, and incorporated herein by reference.
#	Filed as an Exhibit to the Form 8-K, filed on June 16, 2016 and incorporated herein by reference.
**	Filed as an Exhibit to the Form 8-K, filed on June 21, 2016 and incorporated herein by reference.
^	Filed as an Exhibit to the Form 8-K, filed on July 5, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2016	By:	/s/ Wade Gardner
Wade Gardner
Chairman of the Board, President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 11, 2016	By:	/s/ Wade Gardner
Wade Gardner
Chairman of the Board, President, Chief Financial Officer, and Principal Accounting Officer

