Form 10-Q
period 2016-09-30
Litera Group Inc
filed 2016-11-09
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of November 8, 2016, the number of shares outstanding of the registrant’s class of common stock was 14,150,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LITERA GROUP, INC.

FINANCIAL STATEMENTS and

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Period Ended September 30, 2016

3

LITERA GROUP, INC.

LITERA GROUP, INC.
Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	23,824	61,573
Accounts receivable	$3,500	$-

Total Current Assets	27,324	61,573

TOTAL ASSETS	$27,324	$61,573

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued liabilities	$-	$671

Total Current Liabilities	-	671

TOTAL LIABILITIES	-	671

STOCKHOLDERS' DEFICIT

Preferred stock; $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized, 14,150,000 issued and outstanding	14,150	14,150
Additional paid-in capital	42,949	42,949
Deficit accumulated during the development stage	(29,775)	3,803

Total Stockholders' Deficit	27,324	60,902

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,324	$61,573

The accompanying notes are an integral part of these condensed financial statements.

LITERA GROUP, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$10,000	$13,500	$38,000	$13,500

EXPENSES

Professional Fees	6,344	9,635	38,704	9,635
General and administrative	12,449	884	32,874	1,383

LOSS FROM OPERATIONS	(8,793)	2,981	(33,578)	2,482

NET INCOME (LOSS)	$(8,793)	$2,981	$(33,578)	$2,482

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,150,000	14,150,000	14,150,000	14,150,000

The accompanying notes are an integral part of these condensed financial statements.

LITERA GROUP, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(33,578)	$2,482
Adjustments to reconcile net loss to cash flows from operating activities
Services contributed by shareholder	-	499
Changes in operating assets and liabilities
Accounts receivable	(3,500)	-
Accrued expenses	(671)	-

Net Cash Provided by (Used in) Operating Activities	(37,749)	2,981

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Common stock issued for cash	-	20,100

Net Cash Provided by (Used in) Financing Activities	-	20,100

NET CHANGE IN CASH	(37,749)	23,081

CASH AT BEGINNING OF PERIOD	61,573	-

CASH AT END OF PERIOD	$23,824	$23,081

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LITERA GROUP, INC.

Notes to the Condensed Financial Statements

September 30, 2016

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

September 30, 2016

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

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2016, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation

Fair Value of Financial Instruments

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

September 30, 2016

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Litera Group, Inc.'s financial condition, results of operations and business. These statements include, among others:

•

statements concerning the potential benefits that Litera Group, Inc. (“Litera”, “we”. “our”, “us”, the “Company”, “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

•

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

Current Overview

Litera is currently an “emerging growth company” under the JOBS Act. A company loses its “emerging growth company” status on (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which it is deemed to be a ‘large accelerated filer’, as defined in section 240.12b– 2 of title 17, Code of Federal Regulations, or any successor thereto. As an “emerging growth company,” Litera is exempt from certain obligations of the Exchange Act including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as an “emerging growth company”, Litera is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as Litera qualifies as an “emerging growth company.” However, an “emerging growth company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

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

The key to our success lies in the Company’s ability to identify a niche in the entertainment production market and fill the unsatisfied demand. Litera will target independent film and theatrical producers and small and experimental production studios that constantly scout for fresh entertainment material to produce and distribute. To save time and money, indie producers and small studios do not outlay expenses associated with creation of a literary or dramatic work, but instead procure completed aspiring projects to produce or distribute from others. This is the market niche that Litera has focused on.

Since our inception, we have commenced our business operations, including developing products, preliminary marketing of the completed work, as well as closing the first nineteen sales of our projects for an aggregate of $62,500. The Company also has two more finished products available for sale, as well as one more project in advanced development status. We negotiate contract details for our products and services as an option or an outright sale basis. Currently, the Company secured all the resources and skills needed to create and market our products and services internally by utilizing our sole officer and director’s creative writing abilities and his background within the film and theater entertainment. In the future, Litera may pursue additional avenues outside its own walls and look to outsource certain aspects of services and product development and engage playwrights/screenwriters for this purpose. We anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the film and theater production industry and by the use of creative and marketing consultants, which will allow Litera to expand its management team and add to the Board of Directors.

Our operations to date have been devoted primarily to startup and development activities and the production and sale of our initial projects as follows:

1.	Incorporation of the Company;

2.	Initial funding from our Founder;

3.	Carrying out of our business plan;

4.	Initial procurement of prospective clientele for our products and services.

5.	Product development and securing our first sales.

As an emerging company, we continually analyze our business plan and operations in the light of current trends within the theater and film entertainment, market conditions and developments. We intend to become a self-sustained operational entity. In order to generate revenues, the management will aim to maximize the Company’s business value by creating competitive products and services, addressing market and competition, utilizing specific marketing strategies, and establishing growth strategy for our company.

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

We then identify the audience who we intend to reach through our product. Knowing the audience is important because it determines the content that will appear in the writing, as it may vary greatly depending on the intended audience. Targeting the product at specific audience increases the chances of the product sparking interest from potential buyers, so we must determine the market we intend our product for and cater to this audience’s expectations throughout our writing.

Further, we move to concept development. We identify an idea or a story within a genre that is popular or gaining in popularity based on our needs assessment analysis. This is considered a product’s early development where a story outline is created. Once the story outline takes shape, writing, or actual creative development, begins. It is the most time-consuming part of the process during which a workable script is crafted from a story outline. This crucial phase includes developing the format, narrative (plot, characters, story lines) and dialogue; introducing conflict, climax and resolution; writing out scene-by-scene physical interaction, utilizing symbolism, etc. The drafts are then rewritten and polished numerous times until we believe they are ready to be marketed for sale, at which time a logline and synopsis to convey both the content and the tone of the completed work are prepared for prospective clients' review and consideration. Litera makes sure to prepare these carefully thought out and compelling to engage and excite a prospective client about the potential of the project.

All phases of our product development, marketing and sales are conducted exclusively by Mr. Gardner, who devotes full time to the Company’s operations. To-date, no capital has been expensed for development of our works. Litera develops products "on spec" (i.e. non-commissioned) and advertises them directly to our target market. Mr. Gardner uses his numerous industry contacts and studio introductions that he has developed over course of his career in entertainment business as the starting point in our clientele building. Depending on the complexity of the project, it takes Mr. Gardner about 2-6 weeks to produce a product ready for marketing.

TARGET MARKET AND OUR NICHE WITHIN

It is essential for the Company’s success to identify a niche in the entertainment market and fill the unsatisfied demand. To select a niche in the entertainment market that Litera could cater to, the Company researched core groups of professionals within the large demographic entertainment community who have similar needs and interests that could be targeted with excellent results. All the research data was derived from available industry and marketing information accumulated by our sole officer and director and required no expenses. We were able to establish that, having weathered financial storms in the past decade, the dynamics within the entertainment industry encountered changes which resulted in an acute shortage of development capital for new projects both in film and theater. While major studios and production companies maintain control of the high-end of the market and the big movies and shows, the independent film and theatrical producers have proven themselves to be more efficient making low budget films and theater shows. To save time and money, indie producers and small studios do not outlay expenses associated with creation of a literary or dramatic work, but instead procure completed aspiring projects to produce or distribute from others. Litera will target independent film and theatrical producers and small and experimental production studios that constantly scout for new exciting projects to produce and distribute. This is the market niche that Litera has selected and will focus on.

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

The Company’s primary method of competition is to market specifically to independent and experimental film makers and small theater production companies. To save time and money, indie producers and small studios do not outlay expenses associated with creation of a literary or dramatic work, and therefore, they rely on others to supply them with well-written material. We believe that since we have chosen this specific niche market, we will be able to target the right audience and cater to its demands.

MARKETING, MARKETING OBJECTIVES AND STRATEGIES

Litera markets its products and services directly to the theater and film production community, focusing specifically on independent film and theatrical producers and small and experimental production studios.

Our Marketing Objectives are as follows:

•	Establishing and promoting our presence in our selected targeted market

•	Creating and maintaining a media list of theater and film entertainment PR agencies and advertising firms contacts

•	Building a network of theater and film industry professional relationships and referrals

To promote and market our products and services, we may incorporate the following strategies:

•	Establishing online presence by designing a corporate website reflecting products and scope of services offered. We will also engage in a search engine optimization campaign to improve visibility of our website and assist us with awareness for our products and services. Optimizing a website may involve editing its content and HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines.

•	Approaching our industry target market by email. The most basic method of contacting is a carefully thought out query letter, sent via email, which consists of a one-paragraph synopsis of a project, a bio, a logline, in standard business format. Focusing specifically on our selected target market community who have similar needs and interests may yield excellent results.

•	Engaging a PR campaign to obtain publicity and increase visibility for our business.

•	Participating in writers’ conferences and pitch fests, as well as submitting completed scripts for selection to film and theater festivals. While winning a contest is obviously a good way to add value to the product, even entering in such competitions will result in getting exposure for our Company and in some cases in reviews.

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

Currently, Litera does not have any existing relationships with PR agents, publicists, producers or producer’s agents.

RESEARCH AND DEVELOPMENT

The Company has not expended funds for research and development costs since inception. Other than utilizing Mr. Gardner’s experiences and available industry and marketing information, Litera has not undertaken any research and development activities regarding our target market and marketability of our products.

THEATRICAL AND FILM PRODUCTION INDUSTRY

The major business centers of film and theatrical production are concentrated in the United States, Europe, India and China. The theatrical and film production industry consists of the technological and commercial institutions that are involved in creation of a film or stage performance, such as: production companies, studios, cinematography, choreography, production, screen/playwriting, pre-production, post production, film and theater festivals, actors, dancers, singers, film and theatrical producers, directors and other personnel. Due to the great expense required to produce a movie or a stage play, the making of a film or a performance usually has to be done in conjunction with an already established production company. However, the production of independent films and small scale stage performances has begun to evolve with the advent of more affordable equipment and more sophisticated consumer technology, as well as the increasing visibility of independent festivals such as Sundance Film Festival or Contemporary American Theater Festival. Independent projects are often described as less commercially-driven art forms which differ significantly from the norms of plot-driven, mainstream classical Hollywood cinema or Broadway theater. Catering specifically to the needs of independent film and theatrical producers and small and experimental production studios is the focus of the Company’s business.

OUR SIGNIFICANT EMPLOYEE

We currently have one employee, Mr. Gardner who is our founder and serves as our sole officer and director. Mr. Gardner currently devotes full time to our business and is responsible for our daily operations including product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan.

Our future business and operating results depend significantly on the continued contributions and active participation of Mr. Gardner. This individual would be difficult or impossible to replace. The loss of this key contributor, or his failure to perform, could materially and adversely affect our Company’s operations. While we may obtain Key Man insurance, such insurance may not be sufficient to cover the loss incurred in the event this executive officer is lost.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to the Financial Statements

Results of Operations for the three months ended September 30, 2016 and 2015

We had $10,000 in revenues in the three months ended September 30, 2016, compared to $13,500 for the three months ended September 30, 2015. The decrease in revenue is a result of the sale of less literary and dramatic products. We anticipate a continued trend of literary and dramatic product sales revenue as we continue to develop such products. Our operating expenses were $18,793, which consisted of professional fees of $6,344 and general and administrative expenses of $12,449 for the three months ended September 30, 2016. For the three months ended September 30, 2015, our operating expenses were $10,519, which consisted of professional fees of $9,635 and general and administrative expenses of $884. The increase in operating expenses was primarily due to increased general and administrative expenses. Our net income was $(8,793) for the three months ended September 30, 2016 and was $2,981 for the three months ended September 30, 2015. The /decrease was primarily due to increased general and administrative expenses.

Results of Operations for the nine months ended September 30, 2016 and 2015

We had $38,000 in revenues in the nine months ended September 30, 2016 and $13,500 in revenue from inception through September 30, 2015. Our revenue increase is a result of the sale of more literary and dramatic products. We anticipate a continued trend of literary and dramatic product sales revenue as we continue to develop such products. Our operating expenses were $71,578, which consisted of professional fees of $38,704 and general and administrative expenses of $32,874 for the nine months ended September 30, 2016. From inception through September 30, 2015, our operating expenses were $11,018, which consisted of professional fees of $9,635 and general and administrative expenses of $1,383. The increase in operating expenses are primarily due to increases in both professional fees, as well as general and administrative costs. Our net income was $(33,578) for the three months ended September 30, 2016 and was $2,482 from inception through September 30, 2015. The decrease was due to increased expenses.

Liquidity and Capital Resources

The Company's cash position was $23,824 at September 30, 2016. As of September 30, 2016, the Company had current assets of $27,324 and current liabilities of $0, respectively. As of September 30, 2015, the Company had current assets of $23,081 and current liabilities of $0. This resulted in a working capital of $27,324 at September 30, 2016 and a working capital of $23,081 at September 30, 2015.

Net cash used in operating activities amounted to $(37,749) for the nine months ended September 30, 2016. This is primarily due to general operating expenses.

Net cash used in investing activities amounted to $0 for the nine months ended September 30, 2016.

Net cash provided by financing activities amounted to $0 for the nine months ended September 30, 2016.

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2016, we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Under the supervision and with the participation of our management, including the President and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Principal Accounting Officer has concluded that, as of September 30, 2016, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Litera’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Litera have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Articles of Incorporation

31.1*	By-Laws

10.1#	Comedic Sketch Purchase Agreement, dated July 29, 2016, by and between Litera Group, Inc. and Mark Geiger

10.2**	Literary Material Purchase Agreement, dated September 21, 2016, by and between Litera Group, Inc. and Franklin Johnson.

10.3***	Option and Literary Purchase Agreement, dated September 29, 2016, by and between Litera Group, Inc. and Jennifer Fox.

31.1	Section 302 Certification of President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

__________________

*	Filed as Exhibits to the Form S-1, filed on November 10, 2015, and incorporated herein by reference.
#	Filed as an Exhibit to the Form 8-K, filed on August 1, 2016 and incorporated herein by reference.
**	Filed as an Exhibit to the Form 8-K, filed on September 23, 2016 and incorporated herein by reference.
***	Filed as an Exhibit to the Form 8-K, filed on September 30, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2016	By:	/s/ Wade Gardner
Wade Gardner
Chairman of the Board, President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wade Gardner	Dated: November 8, 2016
Wade Gardner
Chairman of the Board, President, Chief Financial Officer, and Principal Accounting Officer

