Form 10-K
period 2016-12-31
First Foods Group, Inc.
filed 2017-03-27
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-206260

FIRST FOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4145514
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

720 Monroe Street, Suite E210
Hoboken, NJ	07030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (424) 543-4006

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,007,500 as of March 24, 2017 (computed by reference to the bid price of a share of the registrant’s common stock on that date as reported).

There were 15,650,000 shares of the registrant’s common stock outstanding as of March 24, 2017.

PART I

Item 1. Business.

First Foods Group, Inc. (“First Foods,” or the “Company”) is currently an “emerging growth company” under the JOBS Act. A company loses its “emerging growth company” status on (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which it is deemed to be a ‘large accelerated filer’, as defined in section 240.12b– 2 of title 17, Code of Federal Regulations, or any successor thereto. As an “emerging growth company,” First Foods is exempt from certain obligations of the Exchange Act including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as an “emerging growth company”, First Foods is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as First Foods qualifies as an “emerging growth company.” However, an “emerging growth company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

First Foods was incorporated under the laws of the State of Nevada on June 1, 2015. We were formed for the purpose of providing products and services within the film and theater production industry. Our founder, Mr. Wade Gardner, was appointed CEO, President, Secretary, CFO, Treasurer and Director of the Company. The Board voted to seek capital to carry out our business plan. We received our initial funding of $20,100 through the sale of common stock to Mr. Gardner who purchased 10,500,000 shares of our Common Stock on June 5, 2015. Our principal executive offices were located at 5751 Buckingham Pkwy, Culver City, CA 90230, our telephone number was (424) 543-4066.

On December 30, 2016, as a result of a private transaction, the control block of voting stock of this company, represented by 10,500,000 shares of common stock (the “Shares”), was been transferred from Wade Gardner to Rosenweiss Capital LLC, and a change of control of the Company occurred. The consideration paid for the Shares, which represent 74% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $200,000. The source of the cash consideration for the Shares was company funds of Rosenweiss Capital LLC.

Upon the change of control of the Company, the existing director and officer resigned immediately. Accordingly, Wade Gardner, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Abraham Rosenblum assumed the role of a director and President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer of the Company. At the effective date of the transfer, Hershel Weiss assumed the role of a director of the Company.

The Company amended its Articles of Incorporation with the State of Nevada in order to change its name from Litera Group, Inc. to First Foods Group, Inc. (the “Amendment”). The board of directors of the Company approved the Amendments on February 15, 2017. The shareholders of the Company approved of the Amendments by written consent on February 15, 2017. The Amendments became effective on February 16, 2017.

On February 27, 2017, Harold Kestenbaum accepted the appointment to be Chairman of the Board of Directors of First Foods Group, Inc. (the “Company”) and Chief Executive Officer. On February 27, 2107, the Board of Directors of the Company resolved to appoint Mr. Kestenbaum as the Chairman of the Board of Directors and as the Chief Executive Officer. In conjunction with Mr. Kestenbaum’s appointment, Abraham Rosenblum agreed to resign as Chief Executive Officer, but will remain on as the Secretary and a director of the Company.

On March 1, 2017, Mark J. Keeley accepted the appointment to be the Chief Financial Officer of the Company. On March 1, 2107, the Board of Directors of the Company resolved to appoint Mr. Keeley as the Chief Financial Officer.

First Foods was a developmental stage corporation that was dedicated to the creation and commercialization of literary and dramatic products and services with the aim of achieving profitability and sustaining growth of our business. First Foods is now focused on providing management services and funding options for new foodservice brands and menu concepts. First Foods Group, Inc. is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. The Company has assembled a team of distinguished food service professionals with experience and success at the highest levels of the industry.

Since our inception, we commenced our business operations, including developing products, preliminary marketing of the completed work, as well as closing the first twenty sales of our projects.

As an emerging company, we continually analyze our business plan and operations in the light of market conditions and developments. We intend to become a self-sustained operational entity. In order to generate revenues, the management will aim to maximize the Company’s business value by creating competitive products and services, addressing market and competition, utilizing specific marketing strategies, and establishing growth strategy for our company.

OUR PRINCIPAL PRODUCTS AND SERVICES

We are primarily a service based company, providing franchise marketing and consulting services to new and emerging food service franchise companies. We will work with both existing restaurant franchise companies and those restaurant companies that are looking to franchise their operations. We will also be targeting potential acquisitions of restaurant companies that are either franchising currently or who wish to launch a franchise operation.

TARGET MARKET AND OUR NICHE WITHIN

Our target market will be existing and emerging restaurant companies, whose goal it is to expand via the franchise model. Based upon the experience of our board, we feel that this focus will serve us well.

COMPETITION, OUR COMPETITIVE STRATEGY AND METHODS OF COMPETITION

There are other venture capital companies who target franchise companies, but not very many just concentrate on the restaurant industry, as we will be doing.

MARKETING, MARKETING OBJECTIVES AND STRATEGIES

The Company markets its services directly to existing and emerging restaurant companies, focusing specifically on brand development, franchising, and capital formation.

Our Marketing Objectives are as follows:

•	Establishing and promoting our presence in our selected targeted market;
•	Creating and maintaining a target list of existing and emerging restaurant companies; and
•	Building a network of food service industry professional relationships and referrals.

To promote and market our services, we may involve the following strategies:

•

Establishing an online presence by designing a corporate website reflecting our scope of services offered. We will also engage in a search engine optimization campaign to improve visibility of our website and assist us with awareness for our products and services. Optimizing a website may involve editing its content and HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines.

•

Approaching our industry target market by email. The most basic method of contacting is a carefully thought out query letter, sent via email, which consists of a one-paragraph synopsis of a project, a bio, a logline, in standard business format. Focusing specifically on our selected target market community who have needs and interests that our Company can address.

•	Engaging a PR campaign to obtain publicity and increase visibility for our business.
•	Participating in industry conferences and trade shows.

Currently, the Company’s officers and directors promote our services through many channels, including networking at local industry events and Internet sources. We anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the food service industry and by using technical and marketing consultants, which will allow qualified individuals to join our management team and Board of Directors.

RESEARCH AND DEVELOPMENT

The Company has not expended funds for research and development costs since inception. First Foods has not undertaken any research and development activities regarding our target market and marketability of our products.

EMPLOYEES

The Company’s current employees consist of Abraham Rosenblum as the Secretary and Mark J. Keeley as the Chief Financial Officer, as well as Harold Kestenbaum as a consultant serving in the role of interim Chief Executive Officer. These individuals, along with director Hershel Weiss, are responsible for operations, product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan.

Our future business and operating results depend significantly on the continued contributions and active participation of the aforementioned individuals. These individuals would be difficult or impossible to replace. The loss of these key contributors, or their failure to perform, could materially and adversely affect our Company's operations. While we may obtain Key Man insurance, such insurance may not be sufficient to cover the loss incurred in the event these individuals are lost.

Currently, our officers receive deferred compensation for their services and our directors receive no compensation for their services during the development stage of our business operations. Our officers and directors are reimbursed for any out-of-pocket expenses they may incur on our behalf. We anticipate adding two (2) employees over the next twelve (12) months, one of which will be a Chief Marketing Officer. We do not currently have any benefits, such as health or life insurance, available to our employees.

Item 2. Properties.

First Foods's corporate and operational offices are headquartered at 720 Monroe Street, Suite E203, Hoboken, NJ 07030. A director of the Company owns the building and allows the Company to use its facilities for no fee.

Item 3. Legal Proceedings.

As of March 24, 2017, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “FIFG.”

The table below sets forth the high and low closing prices of the Company’s common stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions. The Company’s Common Stock was initially quoted on the OTCQB on January 28, 2016. There were no trades in the Company’s Common Stock prior to the year ended December 31, 2016.

	2016		2015
	Price Range		Price Range
	High	Low	High	Low
First Quarter	n/a	n/a	n/a	n/a
Second Quarter	n/a	n/a	n/a	n/a
Third Quarter	n/a	n/a	n/a	n/a
Fourth Quarter	n/a	n/a	n/a	n/a

The closing sales price of the Company’s common stock on March 24, 2017, was $1.60 per share.

Holders

As of the date of this report there were approximately 23 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal year ended December 31, 2016.

To the extent First Foods has any earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Transfer Agent and Registrar

The transfer agent and registrar for First Foods’s common stock is Manhattan Transfer Registrar Co., 531 Cardens Court, Erie CO 80516, telephone 631-928-7655.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2016.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2016.

Item 6. Selected Financial Data.

First Foods is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”) as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar or comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we," "us," "our," “Company,” and “First Foods” mean First Foods Group, Inc., unless the context clearly requires otherwise.

General

First Foods was incorporated under the laws of the State of Nevada on June 1, 2015. We were formed for the purpose of providing products and services within the film and theater production industry. Our founder, Mr. Wade Gardner, was appointed CEO, President, Secretary, CFO, Treasurer and Director of the Company. The Board voted to seek capital to carry out our business plan. We received our initial funding of $20,100 through the sale of common stock to Mr. Gardner who purchased 10,500,000 shares of our Common Stock on June 5, 2015. Our principal executive offices are located at 720 Monroe Street, Suite E203, Hoboken, NJ 07030 and our telephone number is (201) 471-0988.

First Foods is a developmental stage corporation that was dedicated to the creation and commercialization of literary and dramatic products and services with the aim of achieving profitability and sustaining growth of our business.

On December 30, 2016, as a result of a private transaction, the control block of voting stock of this company, represented by 10,500,000 shares of common stock (the “Shares”), was been transferred from Wade Gardner to Rosenweiss Capital LLC, and a change of control of the Company occurred. The consideration paid for the Shares, which represent 74% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $200,000. The source of the cash consideration for the Shares was company funds of Rosenweiss Capital LLC.

Upon the change of control of the Company, the existing director and officer resigned immediately. Accordingly, Wade Gardner, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Abraham Rosenblum assumed the role of a director and President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer of the Company. At the effective date of the transfer, Hershel Weiss assumed the role of a director of the Company.

The Company amended its Articles of Incorporation with the State of Nevada in order to change its name from Litera Group, Inc. to First Foods Group, Inc. (the “Amendment”). The board of directors of the Company approved the Amendments on February 15, 2017. The shareholders of the Company approved of the Amendments by written consent on February 15, 2017. The Amendments became effective on February 16, 2017.

On February 27, 2017, Harold Kestenbaum accepted the appointment to be Chairman of the Board of Directors of First Foods Group, Inc. (the “Company”) and Chief Executive Officer. On February 27, 2107, the Board of Directors of the Company resolved to appoint Mr. Kestenbaum as the Chairman of the Board of Directors and as the Chief Executive Officer. In conjunction with Mr. Kestenbaum’s appointment, Abraham Rosenblum agreed to resign as Chief Executive Officer, but will remain on the Board of Directors of the Company.

On March 1, 2017, Mark J. Keeley accepted the appointment to be the Chief Financial Officer of the Company. On March 1, 2107, the Board of Directors of the Company resolved to appoint Mr. Keeley as the Chief Financial Officer.

Employees

The Company’s current employees consist of Abraham Rosenblum as the Secretary and Mark J. Keeley as the Chief Financial Officer, as well as Harold Kestenbaum as a consultant serving in the role of interim Chief Executive Officer. These individuals, along with director Hershel Weiss, are responsible for operations, product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan.

As of December 31, 2016, our cash balance was $17,355 with current liabilities of $17,355. Currently, we are focused on providing management services and funding options for new foodservice brands and menu concepts. First Foods Group, Inc. is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. The Company has assembled a team of distinguished food service professionals with experience and success at the highest levels of the industry.

Results of Operations

Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

We had $24,500 in revenues for the year ended December 31, 2015. We had $40,000 of revenue for the year ended December 31, 2016. Our increase in revenue was a result of the sale of more literary and dramatic products. For the year ended December 31, 2015, our operating expenses were $20,026 which consisted of professional fees of $16,553 and general and administrative expenses of $3,473. Our net income was $3,803. Our operating expenses were primarily due to expenses related to our initial public offering. For the year ended December 31, 2016, our operating expenses were $100,902 which consisted of professional fees of $45,769 and general and administrative expenses of $55,133. Our net loss was $60,902. This was due primarily to the increase in costs associated with operating as a public company.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $(44,218) for the year ended December 31, 2016 and $4,973 for the year ended December 31, 2015.  This resulted in a working capital of $0 at December 31, 2016 and $60,902 at December 31, 2015. The change is the result of the sale of the business.

Net cash used in investing activities amounted to $0 for both the year ended December 31, 2016 and 2015.

Net cash provided by financing activities amounted to $56,600 for the year ended December 31, 2015 because of our initial public offering. For the year ended December 31, 2016, the Company received $0 from financing activities.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company may seek additional capital through the issuance of equity or debt. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. The Company’s need for additional financing is likely to persist.

Off-Balance Sheet Arrangements

No off-balance sheet arrangements exist.

Contractual Obligations

None.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates, if past experience or other assumptions do not turn out to be substantially accurate.

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

First Foods is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

FIRST FOODS GROUP, INC.

FINANCIAL STATEMENTS - TABLE OF CONTENTS

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors

First Foods Group, Inc.

720 Monroe Street, Suite E210

Hoboken, NJ 07030

We have audited the accompanying consolidated balance sheets of First Foods Group, Inc. as of December 31, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Foods Group, Inc. as of December 31, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/d

Pinaki & Associates, LLC Newark, DE

March 22, 2017

First Foods Group, Inc.
Balance Sheet

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$17,355	$61,573

Total Current Assets	17,355	61,573

TOTAL ASSETS	$17,355	$61,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Related party payable	17,355	0
Accrued liabilities	$-	$671

Total Current Liabilities	17,355	671

Total Liabilities	17,355	671

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 70,000,000 shares
authorized, 14,150,000 issued and outstanding	14,150	14,150
Additional paid-in capital	42,949	42,949
Retained earnings	(57,099)	3,803

Total Stockholders' Equity	-	60,902

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,355	$61,573

The accompanying notes are an integral part of these financial statements.

First Foods Group, Inc.
Statement of Operations

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2016	2015

REVENUES	$40,000	$24,500

OPERATING EXPENSES
Professional fees	45,769	16,553
General and administrative	55,133	3,473

Total Operating Expenses	100,902	20,026

INCOME FROM OPERATIONS	(60,902)	4,474

OTHER EXPENSES

INCOME TAX EXPENSE	-	(671)

Total Other Expenses	-	(671)

NET INCOME	$(60,902)	$3,803

BASIC AND DILUTED INCOME PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,325,000	12,325,000

The accompanying notes are an integral part of these financial statements

First Foods Group, Inc.
Statement of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at inception on June 1, 2015	-	$-	$-	$-	$-

Common stock issued for cash and expenses at $0.00002 per share	10,500,000	10,500	10,099	-	20,599

Common stock issued for cash and expenses at $0.01 per share	3,650,000	3,650	32,850	-	36,500

Net Income for the period ended December 31, 2015	-	-	-	3,803	3,803

Balance December 31, 2015	14,150,000	14,150	42,949	3,803	60,902

Net Income for the period ended December 31, 2016	-	-	-	(60,902)	(60,902)

Balance December 31, 2016	14,150,000	14,150	42,949	(57,099)	-

The accompanying notes are an integral part of these financial statements.

First Foods Group, Inc.
Statement of Cash Flows

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(60,902)	$3,803
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by shareholder	-	499
Changes in operating assets and liabilities:
Payable - related party	17,355
Accrued liabilities	(671)	671

Net Cash Used in Operating Activities	(44,218)	4,973

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	56,600

Net Cash Used in Financing Activities	-	56,600

NET DECREASE IN CASH	(44,218)	61,573

CASH AT BEGINNING OF PERIOD	61,573	-

CASH AT END OF PERIOD	$17,355	$61,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

First Foods Group, Inc.

Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Nature of Business

First Foods Group, Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 1, 2015, as “Litera Group, Inc.”. The Company is a developmental stage corporation originally formed to provide products and services within the theater and film production community. The Company developed screenplays, stage plays, comedy sketch and skit scripts, short film scripts and other literary and dramatic works, as well as offers abridgment and adaptation services. The Company's target market was independent film and theatrical producers and small and experimental production studios that scout for new projects to produce and distribute. The Company amended its Articles of Incorporation with the State of Nevada in order to change its name from Litera Group, Inc. to First Foods Group, Inc. (the “Amendment”). The board of directors of the Company approved the Amendments on February 15, 2017. The shareholders of the Company approved of the Amendments by written consent on February 15, 2017. The Amendments became effective on February 16, 2017. First Foods is now focused on providing management services and funding options for new foodservice brands and menu concepts. First Foods Group, Inc. is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. The Company has assembled a team of distinguished food service professionals with experience and success at the highest levels of the industry.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Revenue Recognition

The Company generated revenues from the sale of movie scripts. Revenues are recognized when the following conditions are met:

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

On December 30, 2016, as a result of a private transaction, the control block of voting stock of this company, represented by 10,500,000 shares of common stock (the “Shares”), was been transferred from the founder of the Company to Rosenweiss Capital LLC, and a change of control of the Company occurred. The consideration paid for the Shares, which represent 74% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $200,000. The source of the cash consideration for the Shares was company funds of Rosenweiss Capital LLC.

NOTE 3 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report, other than as follows:

Upon the change of control of the Company, the existing director and officer resigned immediately. Accordingly, the founder of the Company, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, an individual newly appointed by the Board of Directors of the Company assumed the role of a director and President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer and an additional director of the Company was appointed.

The Company amended its Articles of Incorporation with the State of Nevada in order to change its name from Litera Group, Inc. to First Foods Group, Inc. (the “Amendment”). The Board of Directors of the Company approved the Amendments on February 15, 2017. The shareholders of the Company approved of the Amendments by written consent on February 15, 2017. The Amendments became effective on February 16, 2017.

On February 27, 2017, an individual newly appointed by the Board of Directors of the Company assumed the role of Chairman of the Board of Directors and Chief Executive Officer. In conjunction with this individual’s appointment, the former Chief Executive Officer resigned, but will remain as the Secretary and a director of the Company.

On March 1, 2017, an individual newly appointed by the Board of Directors of the Company assumed the role of Chief Financial Officer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Harold Kestenbaum and Mark J. Keeley, our President and our Principal Accounting Officer, respectively, are responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the President and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Principal Accounting Officer has concluded that, as of December 31, 2016, these disclosure controls and procedures were not effective in ensuring that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2016 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

First Foods’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within First Foods have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of March 24, 2017, our Board of Directors consisted of three members. Additionally, the Company has a non-director Chief Financial Officer. First Foods concluded that the following individuals should serve as directors based on their experience providing management services and funding options for new foodservice brands and menu concepts. The directors hold office until his successor is duly elected by the stockholders. The executive officer serves at the pleasure of the Board of Directors. Our current director and executive officer is:

Name	Age	Position	Year Appointed

Harold Kestenbaum	67	Chief Executive Officer and Chairman of the Board of Directors	2017
Mark J. Keeley	54	Chief Financial Officer	2017
Abraham Rosenblum	37	Secretary and Director	2016
Hershel Weiss	43	Director	2016

HAROLD L. KESTENBAUM is an attorney who has specialized in franchise law and other matters relating to franchising since 1977. From May 1982 until September 1986, Harold served as franchise and general counsel to Sbarro, Inc., the national franchisor of over 1,000 family-style Italian restaurants and, was a director from March 1985 to December 2006. From September 1983 to October 1989, he served as President and Chairman of the Board of FranchiseIt Corporation, the first publicly traded company specializing in providing franchise marketing and consulting services and equity financing to emerging franchise companies, which he co-founded. Harold has authored the first book dedicated to the entrepreneur who wants to franchise his/her business called “So You Want To Franchise Your Business.” It is a step by step guide to what a business person needs to know and do to properly roll out a franchise program.

He has served as a Director of numerous nationally and internationally known franchisors. He has been practicing franchise law since 1981. He was with Gordon & Rees, a San Francisco based national law firm, from September 2011 to June 2014.

Harold is a member of the American Bar Association’s Antitrust Section, a member of the Antitrust Section’s Forum Committee on Franchising since 1978, a member of the Subcommittee on Franchising of the American Bar Association’s Corporation Banking and Business Law Section, is a founding member and past Chairman of the New York State Bar Association’s Franchise, Distribution and Licensing Law Section, and he currently serves as Chairman for its Education and Seminar Subcommittee (he and has chaired a Statewide seminar programs for New York State attorneys in 1997, 2000, 2002, 2004 and 2005 and chaired seminars on Franchise Law for the Nassau and Suffolk County Bar Associations) and was a member of the International Franchise Association’s Supplier Forum Advisory Board. He has published many articles related to franchising and frequently lectures and appears before numerous organizations and law schools speaking on various topics in franchising. He has been chosen one of the top 100 franchise attorneys in North America by Franchise Times in 2004, 2005, 2006, 2007, 2008, 2009 2010 and 2011, and was named one of the three best franchise attorneys in the New York metro area by New York Magazine for 2005, 2006, 2007, 2008 and 2009, and was named New York Super Lawyer as one of the Top Attorneys in the New York Metro Area for 2007-2016.

Harold received his Bachelor of Arts Degree in 1971 from Queens College, Queens, New York and earned his Juris Doctor Degree from the University of Richmond School Of Law, Richmond, Virginia, in 1975, where he was a member of Law Review.

MARK J. KEELEY is a Certified Public Accountant (CPA) who began his career in public accounting with KPMG LLP in August 1985, after graduating Summa Cum Laude from the University of Massachusetts with Bachelor’s Degree in Accounting and Computer Science. He obtained a Master’s Degree in Finance from Boston College in May 1988 and continued his public accounting career at Coopers & Lybrand LLP in September 1990 and was admitted to the Partnership when Coopers & Lybrand LLP merged with Price Waterhouse LLP to become PricewaterhouseCoopers LLP (PwC) in October 1988. He retired from PwC in July 2014. From April 2015 through November 2016 he served as the Chief Financial Officer (CFO) of Bradley, Foster & Sargent, Inc.; a Registered Investment Advisor (RIA) and SEC registrant with over $3B of assets under management.

Mr. Keeley is a qualified audit committee financial expert and one of the first holders of the Certified Information Technology Professional (CITP) designation granted by the American Institute of Public Accountants (AICPA). He has applied his accounting, financial management and information technology experience to a broad range of national and international companies, including the development of artificial intelligence (AI) solutions for the restaurant and restaurant franchise industry.

He has regularly worked with the highest levels of senior management, boards of directors, external auditors, investors, and regulators to build consensus and reach a common understanding of complex financial matters. He has testified to the United States Congress regarding financial accounting and auditing aspects of the U.S. Federal Government and served as PwC’s representative to Congressman Mr. Michael Conaway.

ABRAHAM ROSENBLUM began his career in the automotive industry as a distributor of wholesale parts, and eventually moved into owning and developing real estate. Mr. Rosenblum has worked with “A rated” tenants with several large corporations such as TD Bank, Walgreens and Family Dollar. In 2007, Mr. Rosenblum began investing in real estate along with institutional lenders. Mr. Rosenblum was the President of a telecommunications carrier network, Tandem Transit, which he helped form and finance for five years. Mr. Rosenblum was educated at YTC in Brooklyn New York. He served on the Board of Directors for several technology companies and automotive distribution outlets. Mr. Rosenblum remains active in several charitable organizations.

HERSHEL (HERSHY) WEISS is the Co-Founding Member of First Food Group Inc. Mr. Weiss has been active in the New Jersey, Connecticut and Massachusetts real estate market for the last 21 years. As an employee at Basad Management LLC and as a principal, Mr. Weiss has been involved in residential, office, industrial and retail sectors of the market, starting in maintenance, moving up to renovations and construction, environmental remediation, then on to financing, including complicated deal structures with lenders and investors and finally acquisitions and redevelopment. Mr. Weiss actively negotiates leases in the commercial and retail sectors and has become very familiar with the retail food industry by working with tenants starting out in the industry.

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

Employment Agreements

The Company and Mr. Kestenbaum entered into a Consulting Agreement (the “Consulting Agreement”), dated February 27, 2017. Pursuant to the Consulting Agreement, Mr. Kestenbaum agreed to the appointments above and will remain as Chief Executive Officer until he finds a suitable replacement. At such time, Mr. Kestenbaum will continue to run the Franchising and Co-Branding Division of the Company. Inconsideration for the above services, Mr. Kestenbaum shall receive (i) 750,000 shares of common stock of the Company, (ii) $10,000 per month, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services.

The Company and Mr. Keeley entered into an Employment Agreement (the “Employment Agreement”), dated March 1, 2017. Pursuant to the Employment Agreement, Mr. Keeley agreed to the appointment above and will perform the roles typical of a Chief Financial Officer in the restaurant franchise industry. In consideration for the above services, Mr. Keeley shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Term of Office

All directors hold office for a one (1) year period and have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its director for service on the Board of Directors of First Foods or any of its subsidiaries or any committee thereof, as described above. Any non-employee director of First Foods or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of First Foods is appointed by and serves at the discretion of the Board of Directors. The Chief Financial Officer is compensated as described above.

None of the officers or directors of First Foods is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than First Foods.

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

Board meetings; annual meeting attendance

In 2016 the Board of Directors held at least one board meeting per quarter to discuss operations and various management issues. Mr. Wade Gardner attended each meeting.

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

Item 11. Executive Compensation.

No officer or director has received annual compensation since the inception of the Company through December 31, 2016. There has been no compensation awarded to, earned by, or paid to the named executive officer or director, as of December 31, 2016.

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

Related Party Transactions

We received our initial funding of $20,100 and $499 in paid expenses through the sale of common stock to Mr. Gardner who purchased 10,500,000 shares of our Common Stock on June 5, 2015. The Company has consulting contract with its Chief Executive Officer and an employment contract with its Chief Financial Officer at this time.

The following table sets out the compensation received for the fiscal years ended December 31, 2015 and 2016 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers and two individuals not holding an executive officer position:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Wade Gardner	2015	$0	$-	$-	$-	$-	$-	$-	$0
	2016	$0	$-	$-	$-	$-	$-	$-	$0

Abraham Rosenblum	2016	-	$-	$-	$-	$-	$-	$-	$-

Hershel Weiss	2016	-	$-	$-	$-	$-	$-	$-	$-

Equity Compensation Plan Information - Employment Agreements

There were no employment agreements in place on December 31, 2016. The Company has not established an Equity Compensation Plan.

The Company and Mr. Kestenbaum entered into the Consulting Agreement, dated February 27, 2017. Pursuant to the Consulting Agreement, Mr. Kestenbaum agreed to the appointments above and will remain as Chief Executive Officer until he finds a suitable replacement. At such time, Mr. Kestenbaum will continue to run the Franchising and Co-Branding Division of the Company. Inconsideration for the above services, Mr. Kestenbaum shall receive (i) 750,000 shares of common stock of the Company, (ii) $10,000 per month, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services.

The Company and Mr. Keeley entered into the Employment Agreement, dated March 1, 2017. Pursuant to the Employment Agreement, Mr. Keeley agreed to the appointment above and will perform the roles typical of a Chief Financial Officer in the restaurant franchise industry. In consideration for the above services, Mr. Keeley shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing.

Outstanding Equity Awards at Fiscal Year-End

The company has not issued any equity awards during fiscal year 2016.

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the fiscal years of 2015 and 2016.

DIRECTORS COMPENSATION

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Wade Gardner	2015	$-	$-	$-	-	$-	$-	$-		$-
	2016	$-	$-	$-	$-	$-	$-	$-		$-

Abraham Rosenblum	2016	-	$-	$-	$-	$-	$-	$-	$	- -

Hershel Weiss	2016	-	$-	$-	$-	$-	$-	$-		$-

The Directors received no compensation for their roles on the Board for the year ended December 31, 2015 or 2016. They have not earned fees, stock awards, option awards, or non-equity incentive plan compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of more than 5% of any class of First Foods’s voting securities.

As of March 24, 2017, the Company had 15,650,000 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 24, 2017 by each person who is known to have beneficial ownership of more than 5% of any class of First Foods’s voting securities, and by each executive officer and director and the directors and executive officers of the Company as a group:

Title of class	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	Rosenweiss Capital LLC	10,500,000	Direct	67%

Common Stock	Harold Kestenbaum	750,000	Direct	4.79%

Common Stock	Mark J. Keeley	750,000	Direct	4.79%

Common Stock	Officers and Directors as a group (2 people)	1,500,000	Direct	9.58%

_______

(1)	In care of First Foods Group, Inc. 720 Monroe Street, Suite E203, Hoboken, NJ 07030

(2)	Calculated from the total of outstanding shares of common stock as of March 24, 2017 (15,650,000).

Security Ownership of Certain Beneficial Owners

As of March 24, 2017, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who is not listed in the above referenced tables.

Change in Control Arrangements

As of March 24, 2017, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Particular Transactions

To the best of the Company’s knowledge, there are no transactions during the Company’s last two full fiscal years and the current fiscal year or any currently proposed transaction, involving the issuer, in which: i) the amount involved exceeds the lesser of $120,000 or one percent of the average of the issuer’s total assets at year-end for its last three fiscal years; and ii) any related person had or will have a direct or indirect material interest.

Controlling Persons

The company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

Director independence

Currently, the majority of the Board of First Foods is not considered “independent” board members.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the year ended December 31, 2016 for professional services rendered by Pinaki & Associates, LLC for the audit reviews for the years ending December 31, 2015 and December 31, 2016:

Accounting Fees and Services

	2016	2015
Audit Fees	$2,500	2,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$2,500	2,000

The category of “Audit Fees” includes fees for our annual audit and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related Fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by all parties was compatible with the maintenance of the respective firm’s independence in the conduct of its audits.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation of the Registrant (1)
3.2	By-laws of the Registrant (1)
10.1	Production Play Agreement, dated December 5, 2016, by and between First Foods Group, Inc. and Thomas Cooper (2)
10.2	Consulting Agreement, dated February 27, 2017, by and between First Foods Group, Inc. and Harold Kestenbaum (3)
10.3	Employment Agreement, dated March 1, 2017, by and between First Foods Group, Inc. and Mark J. Keeley (4)
21.1	Subsidiaries- None
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1) Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.

(2) Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on December 7, 2017, and incorporated herein by reference.

(3) Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 2, 2017, and incorporated herein by reference.

(4) Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 7, 2017, and incorporated herein by reference.

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2017	By:	/s/ Harold Kestenbaum
	Name:	Harold Kestenbaum
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: March 27, 2017
Harold Kestenbaum,
Chairman of the Board,
Chief Executive Officer,

By:	/s/ Mark J. Keeley	Dated: March 27, 2017
Mark J. Keeley
Chief Financial Officer

By:	/s/ Abraham Rosenblum	Dated: March 27, 2017
Abraham Rosenblum,
Secretary and Director

By:	/s/ Hershel Weiss	Dated: March 27, 2017
Hershel Weiss,
Director

