Form 10-Q
period 2017-03-31
First Foods Group, Inc.
filed 2017-05-22
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2017

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

(201) 471-0988
Registrant's telephone number, including area code

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 19, 2017, the number of shares outstanding of the registrant’s class of common stock was 15,650,000, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc.

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Cash	$14,162	$17,355
Prepaid Expenses	37,538	-
TOTAL ASSETS	$51,700	$17,355
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
LIABILITIES
Accounts Payable and Accrued Liabilities	$101,557	$-
Due to Shareholder	69,500	17,355
Deferred Compensation	45,095	-
TOTAL LIABILITIES	216,152	17,355
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 70,000,000 shares authorized, 15,650,000 and 14,150,000 shares issued and outstanding, respectively	15,650	14,150
Additional Paid-in-Capital	1,822,699	42,949
Accumulated Deficit	(2,002,801)	(57,099)
Total Stockholders' Equity (Deficit)	(164,452)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$51,700	$17,355

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Foods Group, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2017	2016

REVENUES	$-	$11,500
OPERATING EXPENSES
Professional Fees	43,297	-
General and Administrative	1,902,405	24,269
Total Operating Expenses	1,945,702	24,269
LOSS FROM OPERATIONS	(1,945,702)	(12,769)
NET LOSS	$(1,945,702)	$(12,769)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.13)	-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,583,333	12,325,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Foods Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(1,945,702)	$(12,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued to officers for services rendered	1,781,250	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,730)	-
Accounts payable and accrued liabilities	66,749	(671)
Deferred compensation	45,095	-
Net cash used in operating activities	(55,338)	(13,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder	52,145	-
Net cash provided by financing activities	52,145	-
NET DECREASE IN CASH	(3,193)	(13,440)
CASH AT BEGINNING OF PERIOD	17,355	61,573
CASH AT END OF PERIOD	14,162	$48,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Foods Group, Inc.

Notes to Condensed Financial Statements

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Nature of Business

First Foods Group, Inc. (the "Company" or “First Foods” formerly known as Litera Group, Inc.) was incorporated under the laws of the State of Nevada on June 1, 2015, as “Litera Group, Inc.”. The Company is an emerging growth corporation originally formed to provide products and services within the theater and film production community. The Company developed screenplays, stage plays, comedy sketch and skit scripts, short film scripts and other literary and dramatic works, as well as offered abridgment and adaptation services. The Company's target market was independent film and theatrical producers and small and experimental production studios that scout for new projects to produce and distribute. The Company amended its Articles of Incorporation with the State of Nevada in order to change its name from Litera Group, Inc. to First Foods Group, Inc. (the “Amendment”). The board of directors of the Company approved the Amendment on February 15, 2017. The shareholders of the Company approved the Amendment by written consent on February 15, 2017. The Amendment became effective on February 16, 2017. First Foods is now focused on providing management services and funding options for new foodservice brands and menu concepts. First Foods Group, Inc. is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. The Company has assembled a team of distinguished food service professionals with experience and success at the highest levels of the industry.

In the opinion of management, the accompanying condensed financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, and with the disclosures and risk factors presented therein. The December 31, 2016 condensed balance sheet has been derived from the audited financial statements.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The Company's condensed financial statements are presented in accordance with generally accepted accounting principles in the United States of America.

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Revenue Recognition

Prior to December 30, 2016, the Company generated revenues from the sale of movie scripts. Revenues were recognized when the following conditions were met:

1.	Persuasive evidence of a sale or license agreement exists with a customer.

2.	The script is complete and has been delivered or is immediately available to be delivered in accordance with the terms of the agreement.

3.	The license period for the arrangement has started and the customer can begin exploitation, exhibition or sale.

4.	The arrangement fee is fixed or determinable

5.	Collection of the arrangement fee is reasonably assured.

If any of the above conditions are not met, the Company will defer revenue until all conditions are met.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017, the Company recorded a full valuation allowance against deferred tax assets.

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

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value. The carrying value of cash, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant market or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of fiscal 2018 and plans to apply the full retrospective approach. The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its financial statements.

NOTE 2 – RELATED PARTY

Employment Agreements

On February 27, 2017, an individual newly appointed by the Board of Directors of the Company assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to the consulting contract, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, and (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services. In conjunction with this individual’s appointment, the former Chief Executive Officer resigned, but will remain as the Secretary and a director of the Company. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on trading.

On March 1, 2017, an individual newly appointed by the Board of Directors of the Company assumed the role of Chief Financial Officer (“CFO”). Pursuant to the Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are valued at $1,687,500, representing a fair market value of $2.25 per share based on trading, and recognized over a 12-month service period as a result of a clawback provision.

Due to Shareholder

Throughout the quarter ended March 31, 2017, the Company Secretary, who is also a director and a shareholder of the Company, provided non-interest bearing short term loans to the Company in the amount of $69,500.

NOTE 3 – STOCKHOLDERS' EQUITY

On December 30, 2016, as a result of a private transaction, the control block of voting stock of the Company, represented by 10,500,000 shares of common stock (the “Shares”), was transferred from the founder of the Company to Rosenweiss Capital LLC, and a change of control of the Company occurred. The consideration paid for the Shares, which represent 74% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $200,000.

On February 27, 2017, a consulting contract containing an award of 750,000 shares of common stock (see Note 2) was executed for the Interim CEO to serve as a Director and Chairman of the Board. The shares were valued at $1,500,000, representing a market value of $2.00 per share. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the condensed statement of operations.

On March 1, 2017, an employment agreement containing an award of 750,000 shares of common stock was executed for the CFO (see Note 2). The shares were valued at $1,687,500, representing a fair market value of $2.25 per share. The shares are subject to a clawback provision during the CFO’s first year of service from February 1, 2017 through January 31, 2017. As such, the value of the shares is being amortized over 12 months. During the period ended March 31, 2017, the Company recorded $281,250 of compensation expense which is included in general and administrative expenses on the condensed statement of operations.

NOTE 4 – SUBSEQUENT EVENTS

On April 21, 2017, the Company entered into a binding term sheet (the “Term Sheet”) with Oded Brenner (“Brenner”). Pursuant to the Term Sheet, the Company and Brenner will form an entity that will own the intellectual property rights to "Blue Stripes-Cacao Shop" (the "IP Entity"), for the United States. Each party will own 50% of the IP Entity. Additionally, the Company and Brenner will form a new entity (the "Operating Entity"), of which, the Company shall own 51% and Brenner 49%, which will be granted the unlimited and exclusive license, at no cost, from the IP Entity, to open company-owned and franchise locations under the "Blue Stripe-Cacao Shop" marks and to sell products under the "Blue Stripe" marks (the "Brand"), both at retail and via the Internet.

On April 28, 2017, 222,857 shares of common stock were issued to Integrity Media, Inc. (IMI) for advertising, promotion, and due diligence efforts and expenses. The shares were recorded by the Company at $501,428, representing a fair market value of $2.25 per share which was based on the trading price. This amount will be recognized over the service period of February 21, 2017 to February 21, 2018. During the period ended March 31, 2017, the Company recorded advertising expense of $41,786 which is included in general and administrative expenses on the condensed statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about First Foods Group, Inc.'s financial condition, results of operations and business.

These statements include, among others:

•

statements concerning the potential benefits that First Foods Group, Inc. (“First Foods”, “we”, “our”, “us”, the “Company”, or “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

•

statements of First Foods's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause First Foods's actual results to be materially different from any future results expressed or implied by First Foods in those statements. The most important facts that could prevent First Foods from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of First Foods's stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of First Foods to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	decline in demand for First Foods's products and services;

(f)	rapid adverse changes in markets;

(g)	litigation with or legal claims and allegations by outside parties against First Foods, including but not limited to challenges to First Foods's intellectual property rights; and

(h)	insufficient revenues to cover operating costs;

There is no assurance that First Foods will be profitable, First Foods may not be able to successfully develop, manage or market its products and services, First Foods may not be able to attract or retain qualified executives and personnel, First Foods may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in First Foods' businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. First Foods cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that First Foods or persons acting on its behalf may issue. First Foods does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Current Overview

First Foods is currently an “emerging growth company” under the JOBS Act. A company loses its “emerging growth company” status on (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which it is deemed to be a ‘large accelerated filer’, as defined in Section 240.12b– 2 of title 17, Code of Federal Regulations, or any successor thereto. As an “emerging growth company,” First Foods is exempt from certain obligations of the Exchange Act including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as an “emerging growth company”, First Foods is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as First Foods qualifies as an “emerging growth company.” However, an “emerging growth company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

First Foods Group, Inc. (formerly “Litera Group, Inc.”) was incorporated under the laws of the State of Nevada on June 1, 2015. It was formed for the purpose of providing products and services within the film and theater production industry. The founder, Mr. Wade Gardner, was appointed CEO, President, Secretary, CFO, Treasurer and Director of the Company. The Board voted to seek capital to carry out our business plan. Initial funding of $20,100 was received through the sale of common stock to Mr. Gardner who purchased 10,500,000 shares of the Company’s Common Stock on June 5, 2015.

On December 30, 2016, as a result of a private transaction, the control block of voting stock of this company, represented by 10,500,000 shares of common stock (the “Shares”), were transferred from Wade Gardner to Rosenweiss Capital LLC, and a change of control of the Company occurred. The consideration paid for the Shares, which represent 74% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $200,000. In connection with the transaction, Mr. Gardner released the Company from all debts owed to him.

Upon the change of control of the Company, which occurred on December 30, 2016, the existing director and officer resigned immediately. Accordingly, Wade Gardner, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Abraham Rosenblum assumed the role of a director and President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer of the Company. At the effective date of the transfer, Hershel Weiss assumed the role of a director of the Company.

On February 16, 2017, the Company amended its Articles of Incorporation with the State of Nevada in order to change its name from “Litera Group, Inc.” to “First Foods Group, Inc.” (the “Amendment”). The board of directors of the Company approved the Amendment on February 15, 2017. The shareholders of the Company approved the Amendment by written consent on February 15, 2017.

On February 27, 2017, Harold Kestenbaum accepted the appointment to be Chairman of the Board of Directors of First Foods Group, Inc. and Interim Chief Executive Officer. On February 27, 2017, the Board of Directors of the Company resolved to appoint Mr. Kestenbaum as the Chairman of the Board of Directors and as the Interim Chief Executive Officer. In conjunction with Mr. Kestenbaum’s appointment, Abraham Rosenblum agreed to resign as Chief Executive Officer, but will remain on the Board of Directors of the Company.

On March 1, 2017, Mark J. Keeley accepted the appointment to be the Chief Financial Officer of the Company. On March 1, 2017, the Board of Directors of the Company resolved to appoint Mr. Keeley as the Chief Financial Officer.

The Company previously was quoted on the OTCQB under “LRGP.” However, the Company is now quoted on the OTCQB under “FIFG.”

Our principal executive offices are located at 720 Monroe Street, Suite E210, Hoboken, NJ 07030. Our telephone number is (424) 543-4066 and our fax number is (424) 543-5072.

First Foods was an emerging growth corporation that was dedicated to the creation and commercialization of literary and dramatic products and services with the aim of achieving profitability and sustaining growth of our business. First Foods is now focused on providing management services and funding options for new foodservice brands and menu concepts. First Foods is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. The Company has assembled a team of distinguished food service professionals with experience and success at the highest levels of the industry.

As an emerging company, we continually analyze our business plan and operations in the light of market conditions and developments. We intend to become a self-sustained operational entity. In order to generate revenues, management will aim to maximize the Company’s business value by creating competitive products and services, addressing market and competition, utilizing specific marketing strategies, and establishing growth strategy for our company.

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

Currently, our Chief Executive Officer and our Chief Financial Officer receive deferred compensation for their services and our Secretary and directors receive no compensation for their services during the emerging growth stage of our business operations. Our officers and directors are reimbursed for any out-of-pocket expenses they may incur on our behalf. We anticipate adding two (2) employees over the next twelve (12) months, one of which will be a Chief Marketing Officer and one of which will be a Chief Operations Officer. We do not currently have any benefits, such as health or life insurance, available to our employees.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to Condensed Financial Statements

Results of Operations for the Three Months Ended March 31, 2017 compared to the Three Months ended March 31, 2016

We had $0 in revenues in the three months ended March 31, 2017 and $11,500 for the three months ended March 31, 2016. Our revenue change is a result of the changing from the sale of dramatic and literary products to providing franchise marketing and consulting services to new and emerging food service franchise companies. We anticipate an increase in sales revenue as we continue to develop our new business plan. Our operating expenses for the three months ended March 31, 2017 were $1,945,702, which primarily consisted of the fair market value of cash and the fair market value of shares issued to the Interim CEO and Chairman of the Board under a consulting contract of $1,520,000, compensation expenses of $281,250, professional fees of $43,297, and deferred salaries of $45,195. For the three months ended March 31, 2016, our operating expenses were $24,269 which consisted of general and administrative expenses. Our operating expenses are primarily due to changing the focus of the Company from theater related activities to retail food and restaurant activities. Our net loss for the three months ended March 31, 2017 was $1,945,702. Our net loss for the three months ended March 31, 2016 was $12,769. The increase in net loss is primarily due to the adjustment in our business plan.

Liquidity and Capital Resources

The Company's cash position was $14,162 at March 31, 2017, compared to $17,355 at December 31, 2016. As of March 31, 2017, the Company had current assets of $51,700 and current liabilities of $216,152 compared to $17,355 and $17,355, respectively, as of December 31, 2016, as we had just begun our revised operations. This resulted in a working capital (deficit) of ($164,452) at March 31, 2017 and $0 at December 31, 2016. The change is based on our change in business direction beginning in this quarter.

Net cash used in operating activities amounted to $55,338 and $13,440 for the three months ended March 31, 2017 and 2016, respectively. This is primarily due to a net loss of $1,945,702 and $12,769, respectively.

Net cash used in investing activities amounted to $0 for the three months ended March 31, 2017 and 2016.

Net cash provided by financing activities amounted to $52,145 and $0 for the three months ended March 31, 2017 and 2016, respectively.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital through the management services and funding options for new foodservice brands and menu concepts. First Foods Group, Inc. is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2019; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Mark J. Keeley, our Principal Accounting Officer, is responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the President and the Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In connection with the preparation of our condensed financial statements as of and for the period ended March 31, 2017, we identified an issue related to the valuation of common stock issued to employees and non-employees. This resulted in a material adjustment to our stockholders’ equity (deficit) and operating expenses for the period ended March 31, 2017, the timing of which constitutes a material weakness in our internal controls over financial reporting. Based upon our evaluation, the Principal Accounting Officer has concluded that, as of March 31, 2017, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our President and our Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes but is not limited to, the implementation of additional review procedures designed to enhance our controls over valuation of equity instruments and where we feel appropriate, hire a valuation firm to support our conclusion. Our goal is to remediate this material weakness by the end of 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Item 1A. Risk Factors.

Not required for emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Articles of Incorporation

3.11+	Certificate of Amendment to the Certificate of Incorporation

10.1#	Consulting Agreement, dated February 27, 2017, by and First Foods Group, Inc. and Harold Kestenbaum

10.2**	Employment Agreement, dated March 1, 2017, by and between the Company and Mark J. Keeley

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_________

*Filed as Exhibits to the Form S-1, filed on November 10, 2015, and incorporated herein by reference.

+ Filed as an Exhibit to the Form 8-K, filed on February 17, 2017, and incorporated herein by reference.

# Filed as an Exhibit to the Form 8-K, filed on March 2, 2017, and incorporated herein by reference.

** Filed as an Exhibit to the Form 8-K, filed on March 6, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2017	By:	/s/ Harold Kestenbaum
Harold Kestenbaum
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: May 22, 2017
Harold Kestenbaum,
Chairman of the Board,
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: May 22, 2017
Mark J. Keeley
Chief Financial Officer

By:	/s/ Abraham Rosenblum	Dated: May 22, 2017
Abraham Rosenblum,
Secretary and Director

By:	/s/ Hershel Weiss	Dated: May 22, 2017
Hershel Weiss,
Director

