Form 10-Q
period 2017-06-30
First Foods Group, Inc.
filed 2017-08-14
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2017

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

As of August 11, 2017, the number of shares outstanding of the registrant’s class of common stock was 16,372,857, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Cash	$686	$17,355
Prepaid expenses	40,282	-
TOTAL ASSETS	$40,968	$17,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable and accrued liabilities	$187,673	$17,355
Due to shareholder	146,450	-
Deferred compensation	114,701	-
TOTAL LIABILITIES	448,824	17,355

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 70,000,000 shares
authorized, 16,372,857 and 14,150,000 shares
issued and outstanding, respectively	16,373	14,150
Additional paid-in capital	3,692,779	42,949
Accumulated deficit	(4,117,008)	(57,099)
Total stockholders' deficit	(407,856)	-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,968	$17,355

The accompanying notes are an integral part of these unaudited condensed financial statements

First Foods Group, Inc.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

REVENUES	$-	$16,500	$-	$28,000
OPERATING EXPENSES
Professional Fees	86,255	8,885	129,552	32,360
General and Administrative	2,027,952	19,631	3,930,357	20,425
Total Operating Expenses	2,114,207	28,516	4,059,909	52,785
LOSS FROM OPERATIONS	(2,114,207)	(12,016)	(4,059,909)	(24,785)
NET LOSS	$(2,114,207)	$(12,016)	$(4,059,909)	$(24,785)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.11)	$(0.26)	$(0.23)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,995,746	110,558	15,343,165	108,006

The accompanying notes are an integral part of these unaudited condensed financial statements

First Foods Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,059,909)	$(24,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued to officers for services rendered	2,510,625	-
Common stock issued to consultants for services rendered	1,141,428	-
Changes in operating assets and liabilities:
Prepaid expenses	(40,282)	-
Accounts payable and accrued liabilities	170,318	(671)
Deferred compensation	114,701	-
Net cash used in operating activities	(163,119)	(25,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	175,647	-
Repayment of shareholder loans	(29,197)	-
Net cash provided by financing activities	146,450	-
NET DECREASE IN CASH	(16,669)	(25,456)
CASH AT BEGINNING OF PERIOD	17,355	61,573
CASH AT END OF PERIOD	$686	$36,117

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

First Foods Group, Inc.

Notes to Unaudited Condensed Financial Statements

NOTE 1 – BUSINESS, SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

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

On April 21, 2017, the Company entered into a binding term sheet (the “Term Sheet”) with Oded Brenner (“Brenner”). Pursuant to the Term Sheet, the Company and Brenner will form an entity that will own the intellectual property rights to "Blue Stripes-Cacao Shop" (the "IP Entity"), for the United States. The Company has 120 days from the date of the Term Sheet to raise a minimum of $1,250,000 and complete the closing. Each party will own 50% of the IP Entity. Additionally, the Company and Brenner will form a new entity (the "Operating Entity"), of which, the Company shall own 51% and Brenner 49%, which will be granted the unlimited and exclusive license, at no cost, from the IP Entity, to open company-owned and franchise locations under the "Blue Stripe-Cacao Shop" marks and to sell products under the "Blue Stripe" marks (the "Brand"), both at retail and via the Internet. As part of the closing process, after the money is raised, the Company shall also use its best efforts to negotiate a three-year employment agreement with Brenner, who would then commit to work full-time for the Company and its subsidiaries/affiliates. As of the date of this filing, the Company has not raised any capital or completed a closing for the Term Sheet.

On June 19, 2017, the Company entered into a binding term sheet (the “TBS Term Sheet”) with The Big Salad Franchise Company, LLC, a Michigan limited liability company ("TBS"). The Company has 60 days from the date of the Term Sheet to complete the closing. Pursuant to the TBS Term Sheet, the Company will purchase 100% of TBS for payment of $850,000 in cash. Additionally, John Bornoty (the “Sole Member”) shall receive a 10% equity interest in a subsidiary to be formed by Company (“NewCo”), that will operate the TBS franchise program subsequent to Closing (the $850,000 plus the 10% equity interest is collectively known as the "Purchase Price"). Upon Closing, Sole Member will be named Chief Executive Officer of NewCo and will enter into an Executive Employment Agreement ("EEA") with NewCo that includes an annual salary of $90,000.00, plus other benefits and bonuses in accordance with those provided to the officers of the Company. The EEA shall have a three-year term, with renewal options if approved by the Board of the Company and Sole Member.

In the opinion of management, the accompanying condensed financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 27, 2017, and with the disclosures and risk factors presented therein. The December 31, 2016 condensed balance sheet has been derived from the audited financial statements.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The Company does not have sufficient cash flow for the next twelve months from the date of this report. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

First Foods Group, Inc.

Notes to Unaudited Condensed Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At June 30, 2017 and December 31, 2016, respectively, the Company had $686 and $17,355 in cash.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, the Company had a full valuation allowance against deferred tax assets. With the change in ownership occurring December 30, 2016, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of June 30, 2017 and 2016.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value. The carrying value of cash, prepaid expenses, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant market or credit risks arising from these financial instruments.

First Foods Group, Inc.

Notes to Unaudited Condensed Financial Statements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of fiscal 2019 and plans to apply the full retrospective approach. The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its financial statements.

NOTE 2 – PREPAID EXPENSES

The following table represents prepaid expenses as of June 30, 2017 and December 31, 2016, respectively

	Year Ended
	June 30, 2017	December 31, 2016
Insurance	$27,301	$-
Advertising and promotion	12,981	-
Total	$40,282	$-

NOTE 3 – RELATED PARTY

Employment Agreements

On February 27, 2017, Harold Kestenbaum an individual newly appointed by the Board of Directors of the Company assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to the consulting contract, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, and (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services. In conjunction with this individual’s appointment, the former Chief Executive Officer resigned, but will remain as the Secretary and a director of the Company. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of trading.

On March 1, 2017, Mark J. Keeley an individual newly appointed by the Board of Directors of the Company assumed the role of Chief Financial Officer (“CFO”). Pursuant to the Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of trading, and are recognized over a 12-month service period as a result of a clawback provision.

A Company director, Hershel Weiss, owns the building that includes the Company’s office address and provides office space to the Company at no cost.

Due to Shareholder

Throughout the period ended June 30, 2017, the Company Secretary, who is also a director and a shareholder of the Company, provided non-interest bearing short term loans to the Company. A total of $175,647 was advanced during the six months ended June 30, 2017, and the Company repaid $29,197, for a balance of $146,450.

First Foods Group, Inc.

Notes to Unaudited Condensed Financial Statements

NOTE 4 – STOCKHOLDERS' DEFICIT

On December 30, 2016, as a result of a private transaction, the control block of voting stock of the Company, represented by 10,500,000 shares of common stock (the "Shares"), was transferred from the founder of the Company to Rosenweiss Capital LLC, and a change of control of the Company occurred. The consideration paid for the Shares, which represent 74% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $200,000.

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

On March 1, 2017, an employment agreement containing an award of 750,000 shares of common stock was executed for the CFO (see Note 2). The shares were valued at $1,687,500, representing a fair market value of $2.25 per share. The shares are subject to a clawback provision during the CFO’s first year of service from February 1, 2017 through January 31, 2018. As such, the value of the shares is being amortized over 12 months. During the six months ended June 30, 2017, the Company recorded $703,125 of compensation expense which is included in general and administrative expenses on the condensed statement of operations.

On April 27, 2017, 100,000 shares of common stock were granted to Robert E. Hunt for strategic business to market services. The shares were recorded by the Company at $145,000, representing a fair market value of $1.45 per share which was based on the fair market value. This amount was recorded as compensation expense which is included in general and administrative expenses on the condensed statement of operations.

On April 28, 2017, 222,857 shares of common stock were issued to Integrity Media, Inc. for advertising, promotion, and due diligence efforts and expenses. The shares were recorded by the Company at $501,428, representing a fair market value of $2.25 per share which was based on the fair market value. This amount was recorded as compensation expense which is included in general and administrative expenses on the condensed statement of operations.

On May 11, 2017, the Company entered into consulting agreement to place up to $1.5 million worth of common stock within six months to provide funds to complete an acquisition. The Company may incur fees up to $135,000 in relation to this agreement with a $10,000 retainer payable immediately in common stock valued on the date of signing. The remaining $125,000 is to be placed into escrow and released on the date of closing valued at the closing asking price. Of the $10,000 retainer, $5,000 is non-refundable. As of June 30, 2017 and through the date of these financial statements, the Company has recorded $5,000 as prepaid expense and accrued liabilities and no shares have been issued related to this agreement.

On May 24, 2017, 250,000 shares of common stock were granted for consulting services to develop and disseminate corporate information. The shares were recorded by the Company at $495,000, representing a fair market value of $1.98 per share which was based on the fair market value. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the condensed statement of operations.

On June 23, 2017, 150,000 shares of common stock were granted to Robert Kanuth for board of director services. The shares were recorded by the Company at $307,500, representing a fair market value of $2.05 per share which was based on the trading price. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the condensed statement of operations.

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

First Foods Group, Inc. (formerly “Litera Group, Inc.”) was incorporated under the laws of the State of Nevada on June 1, 2015.

First Foods, as Litera Group, Inc., was dedicated to the creation and commercialization of literary and dramatic products and services with the aim of achieving profitability and sustaining growth of our business. First Foods is now focused on providing management services and funding options for new foodservice brands and menu concepts. First Foods is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. The Company has assembled a team of distinguished food service professionals with experience and success at the highest levels of the industry.

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

On April 21, 2017, the Company entered into a binding term sheet (the “Term Sheet”) with Oded Brenner (“Brenner”). Pursuant to the Term Sheet, the Company and Brenner will form an entity that will own the intellectual property rights to "Blue Stripes-Cacao Shop" (the "IP Entity"), for the United States. Each party will own 50% of the IP Entity. Additionally, the Company and Brenner will form a new entity (the "Operating Entity"), of which, the Company shall own 51% and Brenner 49%, which will be granted the unlimited and exclusive license, at no cost, from the IP Entity, to open company-owned and franchise locations under the "Blue Stripe-Cacao Shop" marks and to sell products under the "Blue Stripe" marks (the "Brand"), both at retail and via the internet. Pursuant to the Term Sheet, the IP Entity will control and supervise the Brand and its menu, design, and any aspect of the roll-out of the Brand, nationally. Brenner shall have control over the creative process, branding, brand image, menu, design of prototypes and in laying the groundwork for the license agreement under which the Operating Entity will operate the coffee houses. Pursuant to the Term Sheet, the Operating Entity will have control over the development of the Brand, the franchise activities, and other growth aspects of the Brand. The Company shall have the right to invest up to $1,250,000 in Brenner's Blue Stripes International company which owns the international rights to the Brand, and in exchange, the Company will receive 10% of the Blue Stripes international rights and development rights, outside the United States. If the Company elects to invest $1,750,000, it will receive 15%. Pursuant to the Term Sheet, the funds invested by the Company shall also be allocated to building two prototype locations, in the New York metro area, one in New York City and the other in suburb of New York City. Brenner shall be paid an annual salary of $150,000 for developing the Brand identity and for creating the menu for the franchise operations. The Company has 120 days from the date of the Term Sheet to raise a minimum of $1,250,000. The Company shall also use its best efforts to negotiate a three-year employment agreement with Brenner, who would then commit to work full-time for the Company and its subsidiaries/affiliates. As of the date of this filing, the Company has not raised any capital or completed a closing for the Term Sheet.

On June 19, 2017, the Company entered into a binding term sheet (the “TBS Term Sheet”) with The Big Salad Franchise Company, LLC, a Michigan limited liability company ("TBS"). Pursuant to the TBS Term Sheet, the Company will purchase 100% of the assets or member units of TBS, (or a combination to be determined by the Parties) including, but not limited to, all of its revenue streams (exclusive of cash in the bank which John Bornoty ("Sole Member") shall retain), trademarks, logos, recipes, and intellectual property, in consideration of the payment of $850,000 in cash upon the closing of the transactions (the “Closing”). Additionally, the Sole Member shall receive a 10% equity interest in a subsidiary to be formed by Company (“NewCo”), that will operate the TBS franchise program subsequent to Closing (the $850,000 plus the 10% equity interest is collectively known as the "Purchase Price"). TBS will pay its "ordinary" accounts payable prior to the Closing.

Upon Closing, Sole Member will be named Chief Executive Officer of NewCo and will enter into an Executive Employment Agreement ("EEA") with NewCo that includes an annual salary of $90,000.00, plus other benefits and bonuses in accordance with those provided to the officers of the Company. The EEA shall have a three-year term, with renewal options if approved by the Board of the Company and Sole Member. If by the end of a sixty-day due diligence period Sole Member and the Company have not reached a mutually acceptable EEA, either party to the Term Sheet may terminate the obligations under the Term Sheet, rendering it void.

On June 23, 2017, the Company entered into a Consulting Agreement (the “Agreement”), with Robert Kanuth. Pursuant to the Agreement, Robert Kanuth will be appointed to the board of directors of the Company, upon approval by a majority of the current board of directors of the Company. Mr. Kanuth shall also begin leading the Company’s “1st Foods Funding Division,” where he will oversee all capital raising efforts undertaken by the Company, both for internal funding and for any of the Company’s clients desirous of raising capital. As part of this role, Mr. Kanuth will also oversee the Company’s potential investment in merchant advances, including advances to the food and food services industry.

The Company previously was quoted on the OTCQB under “LRGP.” However, the Company is now quoted on the OTCQB under “FIFG.”

Our principal executive offices are located at 720 Monroe Street, Suite E210, Hoboken, NJ 07030. Our telephone number is (424) 543-4066 and our fax number is (424) 543-5072.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to Unaudited Condensed Financial Statements

Results of Operations for the Three Months Ended June 30, 2017 compared to the Three Months ended June 30, 2016

We had $0 in revenues in the three months ended June 30, 2017 and $16,500 for the three months ended June 30, 2016. Our revenue change is a result of the changing from the sale of dramatic and literary products to providing franchise marketing and consulting services to new and emerging food service franchise companies. We anticipate an increase in sales revenue as we continue to develop our new business plan. Our operating expenses for the three months ended June 30, 2017 were $2,114,207, which primarily consisted of consulting of $693,000, advertising and promotion of $483,912, compensation expenses of $421,875, the fair market value of shares issued to a director for services of $307,500, legal and professional fees of $86,255, and deferred salaries of $68,774. For the three months ended June 30, 2016, our operating expenses were $28,516 which consisted of general and administrative expenses. Our increase in operating expenses is primarily due to changing the focus of the Company from theater related activities to retail food and restaurant activities. Our net loss for the three months ended June 30, 2017 was $2,114,207. Our net loss for the three months ended June 30, 2016 was $12,016. The increase in net loss is primarily due to the adjustment in our business plan.

Results of Operations for the Six Months Ended June 30, 2017 compared to the Six Months ended June 30, 2016

We had $0 in revenues in the six months ended June 30, 2017 and $28,000 for the six months ended June 30, 2016. Our revenue change is a result of the changing from the sale of dramatic and literary products to providing franchise marketing and consulting services to new and emerging food service franchise companies. We anticipate an increase in sales revenue as we continue to develop our new business plan. Our operating expenses for the six months ended June 30, 2017 were $4,059,909, which primarily consisted of the fair market value of cash and the fair market value of shares issued to the Interim CEO and Chairman of the Board under a consulting contract of $1,500,000, compensation expenses of $703,125, consulting of $693,000, advertising and promotion of $534,525, the fair market value of shares issued to consultants of $495,000, the fair market value of shares issued to a director for services of $307,500, professional fees of $129,552, and deferred salaries of $113,969. For the six months ended June 30, 2016, our operating expenses were $52,785 which consisted of general and administrative expenses. Our increase in operating expenses are primarily due to changing the focus of the Company from theater related activities to retail food and restaurant activities. Our net loss for the six months ended June 30, 2017 was $4,059,909. Our net loss for the six months ended June 30, 2016 was $24,785. The increase in net loss is primarily due to the adjustment in our business plan.

Liquidity and Capital Resources

The Company's cash position was $686 at June 30, 2017, compared to $17,355 at December 31, 2016. As of June 30, 2017, the Company had current assets of $40,968 and current liabilities of $448,824 compared to $17,355 and $17,355, respectively, as of December 31, 2016, as we had just begun our revised operations. This resulted in a working capital (deficit) of ($407,856) at June 30, 2017 and $0 at December 31, 2016. The change is based on our change in business direction beginning in this year.

Net cash used in operating activities amounted to $163,119 and $25,456 for the six months ended June 30, 2017 and 2016, respectively. This is primarily due to a net loss of $4,059,910 and $24,785, respectively, offset by non-cash items included in the net loss of $3,652,053 in stock based compensation during the six months ended June 30, 2017.

Net cash used in investing activities amounted to $0 for the six months ended June 30, 2017 and 2016.

Net cash provided by financing activities amounted to $146,450 and $0 for the six months ended June 30, 2017 and 2016, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As an emerging growth company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Item 1A. Risk Factors.

Not required for emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporation
3.11+	Certificate of Amendment to the Certificate of Incorporation
3.2*	By-Laws
10.1#	Consulting Agreement, dated February 27, 2017, by and between First Foods Group, Inc. and Harold Kestenbaum
10.2**	Employment Agreement, dated March 1, 2017, by and between and First Foods Group, Inc. and Mark J. Keeley
10.3^	Binding Term Sheet, dated April 21, 2017, by and between First Foods Group, Inc. and Oded Brenner
10.4^^	Binding Term Sheet, dated June 19, by and between First Foods Group
10.5++	Consulting Agreement, dated June 23, 2017, by and between the Company And Robert Kanuth

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

__________

*	Filed as Exhibits to the Form S-1, filed on November 10, 2015, and incorporated herein by reference.
+	Filed as an Exhibit to the Form 8-K, filed on February 17, 2017, and incorporated herein by reference.
#	Filed as an Exhibit to the Form 8-K, filed on March 2, 2017, and incorporated herein by reference.
**	Filed as an Exhibit to the Form 8-K, filed on March 6, 2017, and incorporated herein by reference.
^	Filed as an Exhibit to the Form 8-K, filed on April 24, 2017, and incorporated herein by reference.
^^	Filed as an Exhibit to the Form 8-K, filed on June 23, 2017, and incorporated herein by reference.
++	Filed as an Exhibit to the Form 8-K, filed on June 29, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2017	By:	/s/ Harold Kestenbaum
Harold Kestenbaum
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2017	By:	/s/ Harold Kestenbaum
Harold Kestenbaum,
Chairman of the Board
Chief Executive Officer

Dated: August 14, 2017	By:	/s/ Mark J. Keeley
Mark J. Keeley
Chief Financial Officer

Dated: August 14, 2017	By:	/s/ Abraham Rosenblum
Abraham Rosenblum
Secretary and Director

Dated: August 14, 2017	By:	/s/ Hershel Weiss
Hershel Weiss
Director

