Form 10-Q
period 2017-09-30
First Foods Group, Inc.
filed 2017-11-13
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2017

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

(201) 471-0988

Registrant’s telephone number, including area code

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

As of November 9, 2017, the number of shares outstanding of the registrant’s class of common stock was 16,322,857, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS

Cash	$271	$17,355
Prepaid expenses and other current assets	23,044	-
TOTAL ASSETS	$23,315	$17,355

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable and accrued liabilities	$282,231	$17,355
Due to shareholder	167,350	-
Deferred compensation	182,344	-
TOTAL LIABILITIES	631,925	17,355

Commitments

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock: $0.001 par value, 1 share authorized, no shares issued and outstanding	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 70,000,000 shares authorized, 16,372,857 and 14,150,000 shares issued and outstanding, respectively	16,373	14,150
Additional paid-in capital	4,114,654	42,949
Accumulated deficit	(4,739,637)	(57,099)
Total stockholders’ deficit	(608,610)	-
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,315	$17,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

First Foods Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

REVENUES	$-	$10,000	$-	$38,000
OPERATING EXPENSES
Professional Fees	2,500	6,344	132,052	38,704
General and Administrative	620,130	12,449	4,550,486	32,874
Total Operating Expenses	622,630	18,793	4,682,538	71,578
LOSS FROM OPERATIONS	(622,630)	(8,793)	(4,682,538)	(33,578)
NET LOSS	$(622,630)	$(8,793)	$(4,682,538)	$(33,578)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.00)	$(0.30)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,372,857	14,150,000	15,690,167	14,150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

First Foods Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,682,538)	$(33,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued to officers for services rendered	2,932,500	-
Common stock issued to consultants for services rendered	1,141,428	-
Changes in operating assets and liabilities:
Accounts receivable	-	(3,500)
Prepaid expenses and other current assets	(23,044)	-
Accounts payable and accrued liabilities	264,876	(671)
Deferred compensation	182,344	-
Net cash used in operating activities	(184,434)	(37,749)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	196,547	-
Repayment of shareholder loans	(29,197)	-
Net cash provided by financing activities	167,350	-
NET DECREASE IN CASH	(17,084)	(37,749)
CASH AT BEGINNING OF PERIOD	17,355	61,573
CASH AT END OF PERIOD	$271	$23,824

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

First Foods Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the “Company” or “First Foods” formerly known as Litera Group, Inc.) was incorporated under the laws of the State of Nevada on June 1, 2015, as “Litera Group, Inc.”. The Company is an emerging growth corporation originally formed to provide products and services within the theater and film production community. The Company developed screenplays, stage plays, comedy sketch and skit scripts, short film scripts and other literary and dramatic works, as well as offered abridgment and adaptation services. The Company’s target market was independent film and theatrical producers and small and experimental production studios that scout for new projects to produce and distribute. The Company amended its Articles of Incorporation with the State of Nevada in order to change its name from Litera Group, Inc. to First Foods Group, Inc. (the “Amendment”). The board of directors of the Company approved the Amendment on February 15, 2017. The shareholders of the Company approved the Amendment by written consent on February 15, 2017. The Amendment became effective on February 16, 2017. First Foods is now focused on providing management services and funding options for new foodservice brands and menu concepts, including the participation in merchant advances by 1st Foods Funding Division. First Foods Group, Inc. is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements.

On April 21, 2017, the Company entered into a binding term sheet (the “Term Sheet”) with Oded Brenner (“Brenner”). Pursuant to the Term Sheet, the Company and Brenner would form an entity that would own the intellectual property rights to “Blue Stripes-Cacao Shop” (the “IP Entity”) for the United States. The Company had 120 days from the date of the Term Sheet to perform due diligence activities and complete the closing. Upon the completion of due diligence, Company Management and the Board of Directors determined that it was in the best interest of the shareholders to forego a US-wide cacao concept. Instead, on August 31, 2017 the Company formed its own wholly owned cacao subsidiary named Holy Cacao, Inc., a Nevada corporation. On November 3, 2017 the Company entered into a consulting agreement with Oded Brenner which is a performance-based agreement that requires Mr. Brenner to perform specific packaging, marketing and product development duties in connection with the Company’s launch of its Holy Cacao subsidiary. Holy Cacao will be dedicated to providing specialty chocolate to particular states within the US. The Company is currently in the process of negotiating production and packaging contracts with third party providers in anticipation of operating activities to commence in 2018.

On June 19, 2017, the Company entered into a binding term sheet (the “TBS Term Sheet”) with The Big Salad Franchise Company, LLC, a Michigan limited liability company (“TBS”). The Company had 60 days from the date of the Term Sheet to perform due diligence activities and complete the closing. Upon the completion of due diligence, Company Management and the Board of Directors determined that it was in the best interest of the shareholders to forego the TBS transaction.

On October 25, 2017, the Company entered into a contract with TIER Merchant Advance LLC to participate in the purchase of future receivables from qualified merchants for the purpose of generating near-term and long-term revenue for the Company.

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 27, 2017, and with the disclosures and risk factors presented therein. The December 31, 2016 condensed balance sheet has been derived from the audited financial statements.

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

First Foods Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The Company does not have sufficient cash flow for the next twelve months from the date of this report. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation

The Company’s condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At September 30, 2017 and December 31, 2016, respectively, the Company had $271 and $17,355 in cash.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, the Company had a full valuation allowance against deferred tax assets. With the change in ownership occurring December 30, 2016, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

First Foods Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of September 30, 2017 and 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2019 and plans to apply the full retrospective approach. The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its financial statements.

NOTE 2 – PREPAID EXPENSES

The following table represents prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016, respectively.

	Year Ended
	September 30, 2017	December 31, 2016
Insurance	$17,063	$-
Financing fees	5,000	-
Employee receivable	981	-
Total	$23,044	$-

NOTE 3 – RELATED PARTY TRANSACTIONS

Employment Agreements

On February 27, 2017, Harold Kestenbaum an individual newly appointed by the Board of Directors of the Company assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to the consulting contract, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, and (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. In conjunction with this individual’s appointment, the former Chief Executive Officer resigned, but will remain as the Secretary and a director of the Company. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of trading.

First Foods Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On March 1, 2017, Mark J. Keeley, an individual newly appointed by the Board of Directors of the Company assumed the role of Chief Financial Officer (“CFO”). Pursuant to the Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of trading, and are recognized over a 12-month service period as a result of a clawback provision.

On October 25, 2017, Mark J. Keeley was appointed as a director of the Company by the Board of Directors of the Company.

A Company director, Hershel Weiss, owns the building that includes the Company’s office address and provides office space to the Company at no cost.

Due to Shareholder

Throughout the period ended September 30, 2017, the Company Secretary, who is also a director and a shareholder of the Company, provided non-interest bearing short term loans to the Company. A total of $196,547 was advanced during the nine months ended September 30, 2017, and the Company repaid $29,197, for a balance of $167,350.

On October 17, 2017, Obvia LLC, of which the Company Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate of the US Prime Federal Funds Rate +1%, to be compounded monthly. The note is secured by the full value of the borrower.

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

On February 27, 2017, a consulting contract containing an award of 750,000 shares of common stock (see Note 3) was executed for the Interim CEO to serve as a Director and Chairman of the Board. The shares were valued at $1,500,000, representing a market value of $2.00 per share. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the condensed consolidated statement of operations.

On March 1, 2017, an employment agreement containing an award of 750,000 shares of common stock was executed for the CFO (see Note 3). The shares were valued at $1,687,500, representing a fair market value of $2.25 per share. The shares are subject to a clawback provision during the CFO’s first year of service from February 1, 2017 through January 31, 2018. As such, the value of the shares is being amortized over 12 months. During the nine months ended September 30, 2017, the Company recorded $1,125,000 of compensation expense which is included in general and administrative expenses on the condensed consolidated statement of operations.

On April 27, 2017, 100,000 shares of common stock were granted to Robert E. Hunt for strategic business to market services. The shares were recorded by the Company at $145,000, representing a fair market value of $1.45 per share which was based on the fair market value. This amount was recorded as compensation expense which is included in general and administrative expenses on the condensed consolidated statement of operations. On October 31, 2017, these shares were cancelled and replaced with 100,000 warrants. The warrants were issued with an exercise price of $0.01 per share and may be redeemed effective October 31, 2017 through October 31, 2018.

First Foods Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On April 28, 2017, 222,857 shares of common stock were issued to Integrity Media, Inc. for advertising, promotion, and due diligence efforts and expenses. The shares were recorded by the Company at $501,428, representing a fair market value of $2.25 per share which was based on the fair market value. This amount was recorded as compensation expense which is included in general and administrative expenses on the condensed consolidated statement of operations.

On May 11, 2017, the Company entered into a consulting agreement to place up to $1.5 million worth of common stock within six months to provide funds to complete an acquisition. The Company may incur fees up to $135,000 in relation to this agreement with a $10,000 retainer payable immediately in common stock valued on the date of signing. The remaining $125,000 is to be placed into escrow and released on the date of closing valued at the closing asking price. Of the $10,000 retainer, $5,000 is non-refundable. As of September 30, 2017 and through the date of these financial statements, the Company has recorded $5,000 as prepaid expense and accrued liabilities, no shares have been issued related to this agreement, and the original agreement is in the process of being renegotiated among and between the Company and the consultant.

On May 24, 2017, 250,000 shares of common stock were granted for consulting services to develop and disseminate corporate information. The shares were recorded by the Company at $495,000, representing a fair market value of $1.98 per share which was based on the fair market value. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the condensed consolidated statement of operations.

On June 23, 2017, 150,000 shares of common stock were granted to Robert Kanuth for fund raising services. The shares were recorded by the Company at $307,500, representing a fair market value of $2.05 per share which was based on the trading price. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the condensed consolidated statement of operations.

On October 25, 2017, the Board of Directors of the Company elected to designate the 5,000,000 preferred shares authorized into two series. Series A Preferred Shares was designated with one share. The remaining 4,999,999 shares were designated as Series B Preferred Shares. The majority shareholder of the Company approved the actions on October 22, 2017. The Board of Directors further resolved to issue the Series A share to Rosenweiss Capital LLC, a related party, for fifty percent (50%) of the voting rights of all outstanding classes of capital stock of the Company at all times and shall offer the Series B as they determine fit. The Board of Directors further resolved that the Board of Directors of the Company file a Certificate of Designation, setting forth such rights, and further resolved that any and all actions heretofore reasonably taken by or on behalf of the Company in the conduct of its business prior to the date hereof are approved, ratified and confirmed in all respects as being the acts and deeds of the Company, including any and all actions heretofore made for or on behalf or in the name of the Company by any of the Company’s officer and directors. The designations, powers, preferences and rights of the shares of Series A Convertible Preferred Stock of the Company Series B Convertible Stock, which such resolution is as follows:

Ranking. The Preferred Stock shall rank, as to payment of dividends, rights to distribution of assets upon liquidation, dissolution rights and/or winding up rights of the Company and such other items as may arise from time to time: (i) senior to the shares of (a) common stock, par value $0.001 per share, of the Company (the “Common Stock”), and (c) any other class or series of capital stock issued by the Company which by its terms does not expressly rank senior to or on a parity with the Preferred Stock (collectively, with the Common Stock and the Series A Stock, the “Junior Stock”), and (ii) pari passu between the Series A Stock and the Series B Stock

Dividend Rights; Distributions.

(a) At the sole election of the Board, the Board may, at any time and from time to time, declare dividends on the Preferred Stock. Such dividends may be paid, at the sole election of a majority of the Board, either in (i) cash, (ii) shares of Common Stock, (iii) shares of Preferred Stock, (iv) shares of any other equity securities of the Company, or (v) any combination of the foregoing, provided that funds and/or equity securities are legally available to pay such dividends. If the Company elects to pay dividends in shares of Common Stock, Preferred Stock, and/or any other equity securities of the Company, such dividends shall be paid in full shares only, with any shares to be rounded up to a full share for any fractional share to be paid. Dividends declared by the Board of Directors may be paid on any date fixed by the Board to holders of record of shares of Preferred Stock as they appear on the Company’s stock register at the close of business on the record date (the “Record Date”). The Record Date, which shall not be greater than sixty (60) days nor less than ten (10) days before payment of dividends for such Record Date, shall be fixed by the Board.

(b) No dividend payment shall be made on or with respect to any shares of Junior Stock unless, prior thereto, all declared and unpaid dividends on any shares of Preferred Stock shall have been paid on all then outstanding shares of Preferred Stock and/or any then outstanding shares of Parity Stock.

First Foods Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(c) In addition to any other dividends that a holder of shares of Preferred Stock is entitled to, a holder of Preferred Stock shall be entitled to receive dividends on an as converted basis when, if and as declared by the Board of Directors for distribution to holders of Common Stock from time to time, only when, as and if declared by the Board of Directors, and only out of funds that are legally available.

Voting Rights. Holders of the Series A Stock shall have voting rights equal to fifty percent (50%) of the voting rights of all outstanding classes of capital stock of the Company at all times. Holders of the Series B Stock shall have voting rights equal to equal to five (5) votes per each share of the Series B Stock.

Stated Value. Upon liquidation, dissolution and/or winding up of the Company (and/or any other reason that the stated value of the Preferred Stock is required and/or deemed advisable by the Board to be determined), shares of Preferred Stock then outstanding shall have a stated value per share as determined by the Board in good faith.

Conversion Rights. Holders of Preferred Stock shall have the following rights with respect to conversion of shares of Preferred Stock into shares of Common Stock: a conversion rate of five (5) shares of Common Stock.

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2017 through the date of this filing, and noted the following subsequent events, in addition to those disclosed in Notes 1, 3 and 4.

On October 31, 2017, the 100,000 shares of common stock issued to Robert E. Hunt on April 27, 2017 were cancelled and replaced with 100,000 warrants. The warrants were issued with an exercise price of $0.01 per share and may be exercised between October 31, 2017 through October 31, 2018.

On November 2, 2017, the Company entered into an unsecured Promissory Note and Share Agreement whereby the Company promised to pay $90,000 to the lender. The lender advanced $50,000 on the date of the agreement and will advance $40,000 on December 1, 2017. The note carries an interest rate of 10% to be paid in cash on the first day of every month until maturity on May 1, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 3, 2017.

On November 2, 2017 the Company amended its February 21, 2017 consulting agreement with Integrity Media, Inc. to release the Company from $10,500 of accounts payable that will be recorded by the Company as a gain on the forgiveness of debt in the fourth quarter.

On November 3, 2017 the Company entered into a consulting agreement with Oded Brenner that supersedes and replaces the April 21, 2017 binding term sheet between the Company and Oded Brenner. The consulting agreement is a performance-based agreement that requires Mr. Brenner to perform specific packaging, marketing and product development duties in connection with the Company’s launch of its Holy Cacao subsidiary. In accordance with the consulting agreement, Mr. Brenner will release the Company from $38,950 of accounts payable that will be recorded by the Company as a gain on the forgiveness of debt in the fourth quarter. Mr. Brenner will be compensated $24,000 to be paid in three installments; $8,000 upon the signing of the execution of the consulting agreement, $8,000 upon the Company approving an initial brand design, logo, packaging and recipes, and $8,000 upon the completion and the Company’s final approval and sourcing of design, logo, packaging and recipes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about First Foods Group, Inc.’s financial condition, results of operations and business.

These statements include, among others:

o

statements concerning the potential benefits that First Foods Group, Inc. (“First Foods”, “we”, “our”, “us”, the “Company”, or “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

o

statements of First Foods’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause First Foods’ actual results to be materially different from any future results expressed or implied by First Foods in those statements. The most important facts that could prevent First Foods from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of First Foods’ stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of First Foods to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	decline in demand for First Foods’ products and services;

(f)	rapid adverse changes in markets;

(g)	litigation with or legal claims and allegations by outside parties against First Foods, including but not limited to challenges to First Foods’ intellectual property rights;

(h)	insufficient revenues to cover operating costs; and

(i)	reliance on proprietary merchant advance credit models, which involve the use of qualitative factors that are inherently judgmental and which could result in merchant defaults.

There is no assurance that First Foods will be profitable, First Foods may not be able to successfully develop, manage or market its products and services, First Foods may not be able to attract or retain qualified executives and personnel, First Foods may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in First Foods’ business.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. First Foods cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that First Foods or persons acting on its behalf may issue. First Foods does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

First Foods Group, Inc. (formerly “Litera Group, Inc.”) was incorporated under the laws of the State of Nevada on June 1, 2015.

First Foods, as Litera Group, Inc., was dedicated to the creation and commercialization of literary and dramatic products and services with the aim of achieving profitability and sustaining growth of our business. First Foods is now focused on providing management services and funding options for new foodservice brands and menu concepts, including the participation in merchant advances by 1st Foods Funding Division. First Foods is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. The Company has assembled a team of distinguished food service professionals with experience and success at the highest levels of the industry.

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

On April 21, 2017, the Company entered into a binding term sheet (the “Term Sheet”) with Oded Brenner (“Brenner”). Pursuant to the Term Sheet, the Company and Brenner would form an entity that would own the intellectual property rights to “Blue Stripes-Cacao Shop” (the “IP Entity”) for the United States. The Company had 120 days from the date of the Term Sheet to perform due diligence activities and complete the closing. Upon the completion of due diligence, Company Management and the Board of Directors determined that it was in the best interest of the shareholders to forego a US-wide cacao concept. Instead, on August 31, 2017 the Company formed its own wholly owned cacao subsidiary named Holy Cacao, Inc., a Nevada corporation. On November 3, 2017 the Company entered into a consulting agreement with Oded Brenner which is a performance-based agreement that requires Mr. Brenner to perform specific packaging, marketing and product development duties in connection with the Company’s launch of its Holy Cacao subsidiary. Holy Cacao will be dedicated to providing specialty chocolate to particular states within the US. The Company is currently in the process of negotiating production and packaging contracts with third party providers in anticipation of operating activities to commence in 2018.

On June 19, 2017, the Company entered into a binding term sheet (the “TBS Term Sheet”) with The Big Salad Franchise Company, LLC, a Michigan limited liability company (“TBS”). The Company had 60 days from the date of the Term Sheet to perform due diligence activities and complete the closing. Upon the completion of due diligence, Company Management and the Board of Directors determined that it was in the best interest of the shareholders to forego the TBS transaction.

On June 23, 2017, the Company entered into a Consulting Agreement (the “Agreement”), with Robert Kanuth. Pursuant to the Agreement, Robert Kanuth will, upon approval by a majority of the current board of directors of the Company, begin overseeing all capital raising efforts for the Company.

On October 25, 2017, the Company entered into a contract with TIER Merchant Advance LLC to participate in the purchase of future receivables from qualified merchants for the purpose of generating near-term and long-term revenue for the Company.

On October 25, 2017, Mark J. Keeley was appointed to be a director of the Company by the Board of Directors of the Company.

On October 25, 2017, the Board of Directors of the Company elected to designate the 5,000,000 preferred shares authorized into two series. Series A Preferred Shares was designated with one share. The remaining 4,999,999 shares were designated as Series B Preferred Shares. The majority shareholder of the Company approved the actions on October 22, 2017. The Board of Directors further resolved to issue the Series A share to Rosenweiss Capital LLC, a related party, for fifty percent (50%) of the voting rights of all outstanding classes of capital stock of the Company at all times and shall offer the Series B as they determine fit. The Board of Directors further resolved that the Board of Directors of the Company file a Certificate of Designation, setting forth such rights, and further resolved that any and all actions heretofore reasonably taken by or on behalf of the Company in the conduct of its business prior to the date hereof are approved, ratified and confirmed in all respects as being the acts and deeds of the Company, including any and all actions heretofore made for or on behalf or in the name of the Company by any of the Company’s officer and directors. The designations, powers, preferences and rights of the shares of Series A Convertible Preferred Stock of the Company Series B Convertible Stock, which such resolution is as follows:

Ranking. The Preferred Stock shall rank, as to payment of dividends, rights to distribution of assets upon liquidation, dissolution rights and/or winding up rights of the Company and such other items as may arise from time to time: (i) senior to the shares of (a) common stock, par value $0.001 per share, of the Company (the “Common Stock”), and (c) any other class or series of capital stock issued by the Company which by its terms does not expressly rank senior to or on a parity with the Preferred Stock (collectively, with the Common Stock and the Series A Stock, the “Junior Stock”), and (ii) pari passu between the Series A Stock and the Series B Stock

Dividend Rights; Distributions.

(a)	At the sole election of the Board, the Board may, at any time and from time to time, declare dividends on the Preferred Stock. Such dividends may be paid, at the sole election of a majority of the Board, either in (i) cash, (ii) shares of Common Stock, (iii) shares of Preferred Stock, (iv) shares of any other equity securities of the Company, or (v) any combination of the foregoing, provided that funds and/or equity securities are legally available to pay such dividends. If the Company elects to pay dividends in shares of Common Stock, Preferred Stock, and/or any other equity securities of the Company, such dividends shall be paid in full shares only, with any shares to be rounded up to a full share for any fractional share to be paid. Dividends declared by the Board of Directors may be paid on any date fixed by the Board to holders of record of shares of Preferred Stock as they appear on the Company’s stock register at the close of business on the record date (the “Record Date”). The Record Date, which shall not be greater than sixty (60) days nor less than ten (10) days before payment of dividends for such Record Date, shall be fixed by the Board.

(b)	No dividend payment shall be made on or with respect to any shares of Junior Stock unless, prior thereto, all declared and unpaid dividends on any shares of Preferred Stock shall have been paid on all then outstanding shares of Preferred Stock and/or any then outstanding shares of Parity Stock.

(c)	In addition to any other dividends that a holder of shares of Preferred Stock is entitled to, a holder of Preferred Stock shall be entitled to receive dividends on an as converted basis when, if and as declared by the Board of Directors for distribution to holders of Common Stock from time to time, only when, as and if declared by the Board of Directors, and only out of funds that are legally available.

Voting Rights. Holders of the Series A Stock shall have voting rights equal to fifty percent (50%) of the voting rights of all outstanding classes of capital stock of the Company at all times. Holders of the Series B Stock shall have voting rights equal to equal to five (5) votes per each share of the Series B Stock.

Stated Value. Upon liquidation, dissolution and/or winding up of the Company (and/or any other reason that the stated value of the Preferred Stock is required and/or deemed advisable by the Board to be determined), shares of Preferred Stock then outstanding shall have a stated value per share as determined by the Board in good faith.

Conversion Rights. Holders of Preferred Stock shall have the following rights with respect to conversion of shares of Preferred Stock into shares of Common Stock: a conversion rate of five (5) shares of Common Stock.

On November 3, 2017 the Company entered into a consulting agreement with Oded Brenner which is a performance-based agreement that requires Mr. Brenner to perform specific packaging, marketing and product development duties in connection with the Company’s launch of its Holy Cacao subsidiary.

The Company previously was quoted on the OTCQB under “LRGP.” However, the Company is now quoted on the OTCQB under “FIFG.”

Our principal executive offices are located at 720 Monroe Street, Suite E210, Hoboken, NJ 07030. Our telephone number is (424) 543-4066 and our fax number is (424) 543-5072.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements

Results of Operations for the Three Months Ended September 30, 2017 compared to the Three Months ended September 30, 2016

We had $0 in revenues in the three months ended September 30, 2017 and $10,000 for the three months ended September 30, 2016. Our revenue change is a result of the changing from the sale of dramatic and literary products to providing franchise marketing and consulting services to new and emerging food service franchise companies. We expect to begin generating revenue from our Holy Cacao subsidiary and our funding division. Our operating expenses for the three months ended September 30, 2017 were $622,630, which primarily consisted of consulting of $52,853, advertising and promotion of $146,925, compensation expenses of $326,517, legal and professional fees of $2,500, and deferred salaries of $67,794. For the three months ended September 30, 2016, our operating expenses were $18,793 which consisted of general and administrative expenses. Our increase in operating expenses is primarily due to changing the focus of the Company from theater related activities to retail food and restaurant activities. Our net loss for the three months ended September 30, 2017 was $622,630. Our net loss for the three months ended September 30, 2016 was $8,793. The increase in net loss is primarily due to the adjustment in our business plan.

Results of Operations for the Nine Months Ended September 30, 2017 compared to the Nine Months ended September 30, 2016

We had $0 in revenues in the nine months ended September 30, 2017 and $38,000 for the nine months ended September 30, 2016. Our revenue change is a result of the changing from the sale of dramatic and literary products to providing franchise marketing and consulting services to new and emerging food service franchise companies. We expect to begin generating revenue from our Holy Cacao subsidiary and our funding division. Our operating expenses for the nine months ended September 30, 2017 were $4,682,538, which primarily consisted of the fair market value of cash and the fair market value of shares issued to the Interim CEO and Chairman of the Board under a consulting contract of $1,500,000, consulting of $745,853, advertising and promotion of $681,500, the fair market value of shares issued to consultants of $495,000, the fair market value of shares issued to a director for services of $307,500, professional fees of $132,051, compensation expense of $999,642, and deferred salaries of $181,763. For the nine months ended September 30, 2016, our operating expenses were $71,578 which consisted of general and administrative expenses. Our increase in operating expenses are primarily due to changing the focus of the Company from theater related activities to retail food and restaurant activities. Our net loss for the nine months ended September 30, 2017 was $4,682,538. Our net loss for the nine months ended September 30, 2016 was $33,578. The increase in net loss is primarily due to the adjustment in our business plan.

Liquidity and Capital Resources

The Company’s cash position was $271 at September 30, 2017, compared to $17,355 at December 31, 2016. As of September 30, 2017, the Company had current assets of $23,315 and current liabilities of $631,925 compared to $17,355 and $17,355, respectively, as of December 31, 2016, as we had just begun our revised operations. This resulted in a working capital (deficit) of ($608,610) at September 30, 2017 and $0 at December 31, 2016. The change is based on our change in business direction beginning in this year.

Net cash used in operating activities amounted to $184,834 and $37,749 for the nine months ended September 30, 2017 and 2016, respectively. This is primarily due to a net loss of $4,682,538 and $33,578, respectively, offset by non-cash items included in the net loss of $4,073,928 in stock based compensation during the nine months ended September 30, 2017.

Net cash used in investing activities amounted to $0 for the nine months ended September 30, 2017 and 2016.

Net cash provided by financing activities amounted to $167,350 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital through its funding division for new foodservice brands and menu concepts. First Foods Group, Inc. is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

______________

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

Dated: November 13, 2017	By:	/s/ Harold Kestenbaum
Harold Kestenbaum, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: November 13, 2017
Harold Kestenbaum
Chairman of the Board
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: November 13, 2017
Mark J. Keeley
Chief Financial Officer

By:	/s/ Abraham Rosenblum	Dated: November 13, 2017
Abraham Rosenblum
Secretary and Director

By:	/s/ Hershel Weiss	Dated: November 13, 2017
Hershel Weiss
Director

