Form 10-K
period 2017-12-31
First Foods Group, Inc.
filed 2018-03-21
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-206260

FIRST FOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4145514
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)
First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S Las Vegas, NV	89169-6014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 471-0988

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $12,060,632 as of June 30, 2017 (computed by reference to the bid price of a share of the registrant’s common stock on that date as reported).

There were 16,932,786 shares of the registrant’s common stock outstanding as of March 19, 2018.

PART I

Item 1. Business.

First Foods Group, Inc. (the "Company" or “First Foods” formerly known as Litera Group, Inc.) was incorporated under the laws of the State of Nevada on June 1, 2015, as “Litera Group, Inc.”. The Company is a smaller reporting company originally formed to provide products and services within the theater and film production community. On February 16, 2017 the Company amended its Articles of Incorporation with the State of Nevada in order to change its name from Litera Group, Inc. to First Foods Group, Inc., following approval by its board of directors and shareholders. First Foods is now focused on providing management services and funding options for new foodservice brands and menu concepts. The Company participates in merchant cash advances through its 1st Foods Funding Division. The Company is developing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements.

On April 21, 2017, the Company entered into a binding term sheet (the “Term Sheet”) with Oded Brenner (“Brenner”). Pursuant to the Term Sheet, the Company and Brenner would form an entity that would own the intellectual property rights to "Blue Stripes-Cacao Shop" (the "IP Entity") for the United States. The Company had 120 days from the date of the Term Sheet to perform due diligence activities and complete the closing. Upon the completion of due diligence, Company Management and the Board of Directors determined that it was in the best interest of the shareholders to forego a US-wide cacao concept. Instead, on August 31, 2017 the Company formed its own wholly owned cacao subsidiary named Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao will be dedicated to providing recipes, packaging, and branding materials for specialty chocolate to particular states within the US. Third party manufacturers that operate in states where cannabis is legal under state law may use the Company’s recipes to create chocolate infused with cannabis oil and sell the cannabis infused product under the Holy Cacao brand name, if the manufacturer obtains a licensing agreement that would allow for the use of the Company’s Holy Cacao brand name and packaging. However, the Company will not be involved in the manufacture, distribution, or sale of cannabis or any product that contains cannabis. The Company is currently in the process of negotiating specialty chocolate production and packaging contracts with third party providers in anticipation of operating activities to commence in 2018.

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

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near term and long-term revenue for the Company.

OUR PRINCIPAL PRODUCTS AND SERVICES

We are primarily focused on providing management services and funding options for new foodservice brands and menu concepts. We will also work with both existing restaurant franchise companies and those restaurant companies that are looking to franchise their operations. We will also be attempting to grow our own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements.

TARGET MARKET AND OUR NICHE WITHIN

Our target market will be existing and emerging restaurant concepts, whose goal it is to expand via the franchise model. Based upon the experience of our board, we feel that this focus will enable us to operate in a niche that offers potential growth.

COMPETITION, OUR COMPETITIVE STRATEGY AND METHODS OF COMPETITION

Other venture capital companies target franchise companies, but not very many concentrate on the restaurant industry and new food service concepts, as we expect to be doing.

MARKETING, MARKETING OBJECTIVES AND STRATEGIES

The Company markets its services directly to existing and emerging restaurant companies, focusing specifically on brand development, franchising, and capital formation.

Our Marketing Objectives are as follows:

•	Establishing and promoting our presence in our selected targeted market;
•	Creating and maintaining a target list of existing and emerging restaurant companies; and
•	Building a network of food service industry professional relationships and referrals.

To promote and market our services, we have invoked the following strategies:

•	Enhanced our online presence via our Company website reflecting our scope of services offered.
•	Implemented a PR campaign to obtain publicity and increase visibility for our business.

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

RESEARCH AND DEVELOPMENT

The Company has engaged market and branding consultants to research and develop specialty chocolate products and packaging targeted to particular states within the US.

EMPLOYEES

The Company’s current employee consists of Mark J. Keeley as the Chief Financial Officer. Harold Kestenbaum is a director consultant serving in the role of interim Chief Executive Officer. Abraham Rosenblum is a director serving in the role of Secretary. These individuals, along with director Hershel Weiss, are responsible for operations, product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan.

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

Currently, our officers receive deferred compensation for their services and, starting in 2018, our directors will receive minimal compensation for their services during the development stage of our business operations. Our officers and directors are reimbursed for any out-of-pocket expenses they may incur on our behalf. We anticipate adding two (2) employees over the next twelve (12) months, one of which will be a Chief Marketing Officer. We do not currently have any benefits, such as health or life insurance, available to our employees.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

The Company has no SEC staff comments.

Item 2. Properties.

The Company does not own property. The Company pays a fee to Incorp Services, Inc. to maintain a corporate office headquartered at 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014. All directors and officers of the Company work remotely at no cost to the Company.

Item 3. Legal Proceedings.

As of March 21, 2018, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

	2017		2016
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$2.84	$1.10	n/a	n/a
Second Quarter	$2.22	$1.32	n/a	n/a
Third Quarter	$1.89	$0.40	n/a	n/a
Fourth Quarter	$0.54	$0.12	n/a	n/a

The closing sales price of the Company’s common stock on March 19, 2018 was $0.20 per share.

Holders

As of the date of this report there were approximately 37 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during the year ended December 31, 2017.

Transfer Agent and Registrar

The transfer agent and registrar for First Foods’s common stock is Manhattan Transfer Registrar Co., 531 Cardens Court, Erie CO 80516, telephone 631-928-7655.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the year ended December 31, 2017.

Unregistered Sales of Common Shares

On November 2, 2017, the Company entered into an unsecured Promissory Note and Share Agreement whereby the Company promised to pay $90,000 to the lender. As part of the agreement, the Company issued 50,000 shares of common stock on November 2, 2017. The Company valued these shares as consideration at $0.35 per share or $17,500 in the aggregate.

On November 17, 2017, the Company entered into a consulting agreement for social media and public relation services whereby the Company is required to pay $2,000 in stock for a period of six months beginning December 1, 2017. Accordingly, the Company issued 6,667 shares of common stock for the fair market value of $2,000 as consideration.

On December 11, 2017, 40,000 shares of common stock were issued to an individual for consulting services. The shares were recorded by the Company at $10,000 as consideration, representing a fair market value of $0.25 per share.

On December 26, 2017, the Company amended its May 24, 2017 contract for consulting services to develop and disseminate corporate information and cancelled 250,000 shares of common stock at par. As consideration for this cancellation, the Company agreed to pay $6,000 in cash.

In January, February and March 2018, the Company issued 3,922, 2,667 and 6,673 shares of common stock, respectively, in accordance with a consulting agreement for social media and public relation services whereby the Company is required to pay $3,000 in cash $2,000 in stock for a period of six months beginning December 1, 2017.

In December 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of common stock and ten-percent equity interest in our wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate.

The unregistered sales of Common Shares (the “Shares”) were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Unregistered Sales of Series A Preferred Shares

On October 25, 2017, the Board of Directors of the Company designated the 5,000,000 preferred shares authorized into two series. Series A Convertible Preferred Shares was designated with one share. The remaining 4,999,999 shares were designated as Series B Convertible Preferred Shares.

On October 25, 2017, 1 share of Series A Preferred was issued to Rosenweiss Capital LLC, a related party. The share was considered general and administrative expense and valued at $577,005, representing a fair market value determined by the Board of Directors, in which the directors considered in part a valuation report of a third-party expert.

The unregistered sale of the Series A Preferred Share (the “Share”) was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Share was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Share. There was no advertisement or general solicitation made in connection with this offer and sale of the Share. A legend was placed on the certificate that evidences the Share stating that the Share has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Share.

Item 6. Selected Financial Data.

First Foods is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements.

This annual report contains "forward-looking statements," as that term is used in federal securities laws, about First Foods Group, Inc.'s financial condition, results of operations and business.

These statements include, among others:

o

statements concerning the potential benefits that First Foods Group, Inc. (“First Foods”, “we”, “our”, “us”, the “Company”, or “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

o

statements of First Foods's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause First Foods' actual results to be materially different from any future results expressed or implied by First Foods in those statements. The most important facts that could prevent First Foods from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of First Foods' stock price;
(b)	potential fluctuation of quarterly results;
(c)	failure of First Foods to earn significant revenues or profits;
(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;
(e)	decline in demand for First Foods' products and services;
(f)	rapid adverse changes in markets;
(g)	litigation with or legal claims and allegations by outside parties against First Foods, including but not limited to challenges to First Foods' intellectual property rights; and
(h)	reliance on proprietary merchant advance credit models, which involve the use of qualitative factors that are inherently judgmental and which could result in merchant defaults.

There is no assurance that First Foods will be profitable, First Foods may not be able to successfully develop, manage or market its products and services, First Foods may not be able to attract or retain qualified executives and personnel, First Foods may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in First Foods' business.

Because the forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. First Foods cautions you not to place undue reliance on the statements, which speak only of management’s plans and expectations as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that First Foods or persons acting on its behalf may issue. First Foods does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events.

General

First Foods is currently a “smaller reporting company” under the JOBS Act. A company loses its “smaller reporting company” status on (i) the day its public float becomes greater than or equal to $75,000,000 or (ii) if it cannot calculate its public float, the year it earns $50,000,000 or more in annual revenue. As a “smaller reporting company,” First Foods is exempt from certain obligations of the Exchange Act, including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the Company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as a “smaller reporting company”, First Foods is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as First Foods qualifies as a “smaller reporting company.” However, a “smaller reporting company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

First Foods Group, Inc. (formerly “Litera Group, Inc.”) was incorporated under the laws of the State of Nevada on June 1, 2015.

First Foods, as Litera Group, Inc., was dedicated to the creation and commercialization of literary and dramatic products and services with the aim of achieving profitability and sustaining growth of our business. First Foods is now focused on providing management services and funding options for new foodservice brands and menu concepts, including the participation in merchant cash advances by 1st Foods Funding Division. First Foods is also focused on developing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements.

We intend to become a self-sustained operational entity. In order to generate revenues, management will aim to maximize the Company’s business value by creating competitive products and services, addressing market and competition, utilizing specific marketing strategies, and establishing growth strategy for our Company.

On December 30, 2016, as a result of a private transaction, the control block of 74% of voting stock of this Company, represented by 10,500,000 shares of common stock, were transferred from Wade Gardner to Rosenweiss Capital LLC, and a change of control of the Company occurred. Mr. Gardner released the Company from all debts owed to him.

Upon the change of control of the Company, which occurred on December 30, 2016, the existing director and officer resigned immediately. Accordingly, Wade Gardner, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Abraham Rosenblum assumed the role of a director and President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer of the Company and Hershel Weiss assumed the role of a director of the Company.

On February 16, 2017, the Company amended its Articles of Incorporation with the State of Nevada in order to change its name from “Litera Group, Inc.” to “First Foods Group, Inc.”.

On February 27, 2017, Harold Kestenbaum accepted the appointment to be Chairman of the Board of Directors of First Foods Group, Inc. and Interim Chief Executive Officer. In conjunction with Mr. Kestenbaum’s appointment, Abraham Rosenblum resigned as Chief Executive Officer, but remained on the Board of Directors of the Company.

On March 1, 2017, Mark J. Keeley accepted the appointment to be the Chief Financial Officer of the Company.

On April 21, 2017, the Company entered into a binding term sheet (the “Term Sheet”) with Oded Brenner (“Brenner”). Pursuant to the Term Sheet, the Company and Brenner would form an entity that would own the intellectual property rights to "Blue Stripes-Cacao Shop" (the "IP Entity") for the United States. The Company had 120 days from the date of the Term Sheet to perform due diligence activities and complete the closing. Upon the completion of due diligence, Company Management and the Board of Directors determined that it was in the best interest of the shareholders to forego a US-wide cacao concept. Instead, on August 31, 2017 the Company formed its own wholly owned cacao subsidiary named Holy Cacao, Inc., a Nevada corporation. On November 3, 2017 the Company entered into a consulting agreement with Brenner which is a performance-based agreement that requires Mr. Brenner to perform specific packaging, marketing and product development duties in connection with the Company’s launch of its Holy Cacao subsidiary. Holy Cacao will be dedicated to providing specialty chocolate to particular states within the US. The Company is currently in the process of negotiating production and packaging contracts with third party providers in anticipation of operating activities to commence in 2018.

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

Our principal executive offices are located at First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014. Our telephone number is (201) 471-0988.

As of December 31, 2017, our cash balance was $136,188 with current liabilities of $712,637. Currently, we are focused on providing management services and funding options for new foodservice brands and menu concepts. First Foods Group, Inc. is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. The Company has assembled a team of distinguished food service professionals with experience and success at the highest levels of the industry.

Results of Operations

Results of Operations for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

We had $15,708 of revenue for the year ended December 31, 2017 compared to $40,000 in revenues for the year ended December 31, 2016. Our decrease in revenue was a result of the shift in Company strategy from the sale of literary and dramatic products to the development and management and food service brands and menu concepts and merchant cash advance revenue earned through our 1st Foods Funding Division. For the year ended December 31, 2016, our operating expenses were $100,902 which consisted of professional fees of $45,769 and general and administrative expenses of $55,133. Our net loss was $60,902. This was due to costs associated with operating as a public company. For the year ended December 31, 2017, our operating expenses were $5,798,800 which consisted of professional fees of $136,782, general and administrative expenses of $5,641,802, which primarily relate to the market value of officer stock-based compensation, and a reserve for potential merchant cash advance defaults of $20,216. As a result, our net loss was $5,618,070.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $(44,218) for the year ended December 31, 2016 and $(434,625) for the year ended December 31, 2017. This resulted in a working capital of $0 at December 31, 2016 and $(382,847) at December 31, 2017. This was due primarily to the increase in costs associated with operating a public company, including the start of the Company’s Holy Cacao chocolate subsidiary and 1st Foods Funding Division.

Net cash provided by financing activities amounted to $0 for the year ended December 31, 2016 and $553,458 for the year ended December 31, 2017. This was due primarily from the sale of a noncontrolling interest in the Holy Cacao subsidiary and proceeds from related party and shareholder loans.

Concentration Risks

As of and during the year ended December 31, 2017, the Company’s revenue and receivable from merchant cash advances were entirely derived from one merchant cash advance provider. However, the Company actively mitigates its portfolio concentration risk by ensuring that its merchant cash advance provider maintains its ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across twenty-five (25) different merchants. As of the year ended December 31, 2017, the Company’s receivables from merchant cash advances included $55,875 to one merchant, representing 39% of the Company’s merchant cash advance receivables. The Company earned revenues from this same merchant of $11,025, representing 70% of total revenues for the year ended December 31, 2017. The Company recognizes and actively takes steps to address the concentration of its merchant cash advance receivable, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding receivable balance. The Company did not have a concentration risk from merchant cash advances as of December 31, 2016.

Off-Balance Sheet Arrangements

No off-balance sheet arrangements exist.

Contractual Obligations

None.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates, if past experience or other assumptions do not turn out to be substantially accurate.

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

First Foods is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

FIRST FOODS GROUP, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS – TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First Foods Group, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Foods Group, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in deficit, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Friedman LLP

We have served as the Company’s auditor since 2017.

Marlton, New Jersey

March 21, 2018

First Foods Group, Inc. and Subsidiary
Consolidated Balance Sheets

	As of December 31,
	2017	2016

ASSETS
Cash	$136,188	$17,355
Merchant cash advances, net of allowance of $20,216 and $0, respectively	148,253	-
Prepaid expenses and other current assets	36,806	-
Deferred merchant advance commissions	8,543	-
TOTAL ASSETS	$329,790	$17,355

LIABILITIES AND DEFICIT

LIABILITIES
Accounts payable and accrued liabilities	$147,619	$-
Deferred revenue	48,734	-
Shareholder loan	179,813	-
Related party loans	179,333	17,355
Deferred compensation	157,138	-
TOTAL LIABILITIES	712,637	17,355

Commitments

DEFICIT
FIRST FOOD GROUP, INC. DEFICIT:
Preferred stock, 8,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 and zero issued and outstanding, respectively	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 70,000,000 shares authorized, 16,919,524 and 14,150,000 shares issued and outstanding, respectively	16,920	14,150
Additional paid-in capital	5,255,402	42,949
Accumulated deficit	(5,675,169)	(57,099)

Total First Foods Group, Inc. Deficit	(402,847)	-

Noncontrolling interests	20,000	-

Total deficit	(382,847)	-
TOTAL LIABILITIES AND DEFICIT	$329,790	$17,355

The accompanying notes are an integral part of these consolidated financial statements

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Operations

	For the year ended December 31,
	2017	2016

Merchant cash advance income	$15,708	$-
Movie script sales	-	40,000
TOTAL REVENUE	15,708	40,000

OPERATING EXPENSES
Professional fees	136,782	45,769
General and administrative	5,641,802	55,133
Provision for merchant cash advances	20,216	-
Total Operating Expenses	5,798,800	100,902
LOSS FROM OPERATIONS	(5,783,092)	(60,902)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	173,116	-
Interest expense	(8,094)	-

Loss before income taxes	(5,618,070)	(60,902)

Provision for income taxes	-	-

NET LOSS	(5,618,070)	(60,902)

Non-controlling interest share of loss	-	-

Net loss attributed to First Foods Group, Inc.	$(5,618,070)	$(60,902)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.35)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	15,830,390	14,150,000

The accompanying notes are an integral part of these consolidated financial statements

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Changes in Equity (Deficit)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated equity	Total First Foods Group, Inc. equity	Non-controlling	Total equity
	Shares	Amount	Shares	Amount	capital	(deficit)	(deficit)	interests	(deficit)

Balance, January 1, 2016	-	$-	14,150,000	$14,150	$42,949	$3,803	$60,902	$-	$60,902
Net loss	-	-	-	-	-	(60,902)	(60,902)	-	(60,902)
Balance, December 31, 2016	-	-	14,150,000	14,150	42,949	(57,099)	-	-	-
Preferred stock issued for director services	1	-	-	-	577,005	-	577,005	-	577,005
Common stock issued for cash and noncontrolling interest	-	-	800,000	800	179,200	-	180,000	20,000	200,000
Common stock issued for director services	-	-	900,000	900	1,806,600	-	1,807,500	-	1,807,500
Common stock issued for CFO services	-	-	750,000	750	1,546,125	-	1,546,875	-	1,546,875
Common stock issued to consultants for services	-	-	619,524	620	1,001,808	-	1,002,428	-	1,002,428
Common stock cancelled	-	-	(350,000)	(350)	350	-	-	-	-
Common stock issued for related party loans	-	-	50,000	50	17,450	-	17,500	-	17,500
Warrants issued for CFO services	-	-	-	-	63,725	-	63,725	-	63,725
Warrants issued for consultant services	-	-	-	-	20,190	-	20,190	-	20,190
Net loss	-	-	-	-	-	(5,618,070)	(5,618,070)	-	(5,618,070)
Balance at December 31, 2017	1	$-	16,919,524	$16,920	$5,255,402	$(5,675,169)	$(402,847)	$20,000	$(382,847)

The accompanying notes are an integral part of these consolidated financial statements

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,618,070)	$(60,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Common and preferred stock issued to officers and directors for services rendered	3,931,380	-
Common stock issued to consultants for services rendered	1,086,343	-
Amortization of debt discount	5,833	-
Provision for merchant cash advances	20,216	-
Gain on forgiveness of debt	(173,116)
Changes in operating assets and liabilities:
Merchant cash advances	(168,469)	-
Deferred merchant advance commissions	(8,543)	-
Prepaid expenses and other current assets	(36,806)	-
Accounts payable and accrued liabilities	291,610	(671)
Due to related parties	-	17,355
Deferred revenue	48,734	-
Deferred compensation	186,263	-
Net cash used in operating activities	(434,625)	(44,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of noncontrolling interest in subsidiary	200,000	-
Proceeds from related party loans	173,645	-
Proceeds from shareholder loan	209,010	-
Repayment of shareholder loans	(29,197)	-
Net cash provided by financing activities	553,458	-

NET INCREASE (DECREASE) IN CASH	118,833	(44,218)
CASH AT BEGINNING OF PERIOD	17,355	61,573
CASH AT END OF PERIOD	$136,188	$17,355

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$417	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for related party loans	$17,500	$-

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the "Company" or “First Foods”), formerly known as Litera Group, Inc., is a smaller reporting company originally formed to provide products and services within the theater and film production community. The Company amended its Articles of Incorporation with the State of Nevada in order to change its name from Litera Group, Inc. to First Foods Group, Inc. (the “Amendment”). The board of directors of the Company approved the Amendment on February 15, 2017. The shareholders of the Company approved the Amendment by written consent on February 15, 2017. The Amendment became effective on February 16, 2017. First Foods is now focused on providing management services and funding options for new foodservice brands and menu concepts, including the participation in merchant cash advances by the 1st Foods Funding Division (the “Division”). First Foods is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements.

On April 21, 2017, the Company entered into a binding term sheet (the “Term Sheet”) with Oded Brenner (“Brenner”). Pursuant to the Term Sheet, the Company and Brenner would form an entity that would own the intellectual property rights to "Blue Stripes-Cacao Shop" (the "IP Entity") for the United States. The Company had 120 days from the date of the Term Sheet to perform due diligence activities and complete the closing. Upon the completion of due diligence, Company Management and the Board of Directors determined that it was in the best interest of the shareholders to forego a US-wide cacao concept. Instead, on August 31, 2017 the Company formed its own wholly owned subsidiary named Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao was incorporated as a wholly owned subsidiary and has three shareholders as of December 31, 2017 with a 10% non-controlling equity interest issued through its subscription agreements as discussed below. The Company has 100 shares of no par value common stock authorized, issued and outstanding with 90 shares owned by the Company and 10 shares owned by the non-controlling interests. Holy Cacao will be dedicated to providing specialty chocolate to particular states within the US. The Company is currently in the process of negotiating production and packaging contracts with third party providers in anticipation of operating activities to commence in 2018. On November 3, 2017, the Company entered into a consulting agreement with Oded Brenner that supersedes and replaces the April 21, 2017 agreement (see Note 2.)

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

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near term and long-term revenue for the Company.

Going Concern

The Company's audited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company does not have sufficient cash flow for the next twelve months from the date of this report. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The Company’s consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The noncontrolling interest represents the proportionate share of the proceeds received from the ten-percent sale of equity interest in our wholly owned subsidiary Holy Cacao (see Note 4).

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At December 31, 2017 and 2016, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

Starting in October 2017, the Company entered into a contract with TIER to participate in TIER’s purchase of merchant cash advances, which are short-term cash advances made to businesses in return for an agreed-upon amount of future sales, paid by the business in small, regular daily payments. During the year ending December 31, 2017, The Division participated in the purchase of 25 merchant cash advances from TIER.

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each quarter, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At December 31, 2017, the Company reserved an amount equal to 12% of the outstanding merchant cash advance balance at period end determined by the risk of default as disclosed by TIER.

Concentration Risks

As of and during the year ended December 31, 2017, the Company’s revenue and receivable from merchant cash advances were entirely derived from one merchant cash advance provider. However, the Company actively mitigates its portfolio concentration risk by ensuring that its merchant cash advance provider maintains its ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across twenty-five (25) different merchants.

As of the year ended December 31, 2017, the Company’s receivables from merchant cash advances included $55,875 to one merchant, representing 39% of the Company’s merchant cash advance receivables. The Company earned revenues from this same merchant of $11,025, representing 70% of total revenues for the year ended December 31, 2017.

The Company recognizes and actively takes steps to address the concentration of its merchant cash advance receivable, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding receivable balance. The Company did not have a concentration risk from merchant cash advances as of December 31, 2016.

Revenue Recognition

Prior to December 30, 2016, the Company generated revenues from the sale of movie scripts.

Revenues were recognized when the following conditions were met:

1.	Persuasive evidence of a sale or license agreement exists with a customer.

2.	The script is complete and has been delivered or is immediately available to be delivered in accordance with the terms of the agreement.

3.	The license period for the arrangement has started and the customer can begin exploitation, exhibition or sale.

4.	The arrangement fee is fixed or determinable.

5.	Collection of the arrangement fee is reasonably assured.

If any of the above conditions were not met, the Company deferred revenue until all conditions were met.

During the year ended December 31, 2017, the Company recognized its merchant advance income as follows:

When a merchant cash advance is purchased, the Company records a merchant cash advance participation receivable for the purchase price. The purchase price consists of the merchant cash advance principal plus an up-front commission that is amortized over the term of the merchant cash advance. The amount of the commission is negotiated between the Company and TIER for each contract. The standard commission is 15% of the merchant cash advance principal but can be reduced depending upon the credit worthiness of the merchant. If a merchant cash advance contract is signed in one period, but not paid until a subsequent period, a corresponding liability is established in the current period.

At the time the merchant cash advance is purchased, the Company records a deferred revenue liability, which is the total future receivable due to the Company less the principal amount of the merchant cash advance. Revenue is recognized and the deferred liability is reduced over the term of the merchant cash advance.

TIER maintains a bank account at Chase Bank on behalf of the Company. Each day, TIER receives payment, reflected in the Chase account, for each merchant cash advance TIER has purchased on behalf of the Company from various merchant cash advance providers. The Company reduces its merchant cash advance balance by the cash received, which is net of platform fees. Platform fees are a daily charge associated with the ACH service and the financial and reporting management software platform provided by TIER. The platform fees are also negotiated between the Company and TIER for each contract but are typically 4% of the merchant cash advance principal amount.

The Company records a reserve liability equal to 2% of the merchant cash advance principal amount, which is a residual commission owed to TIER. This reserve is recognized over the term of the merchant cash advance and eliminated when the merchant cash advance is completely satisfied and payment is remitted by the Company to TIER.

Research and Development

The Company's policy is to engage market and branding consultants to research and develop specialty chocolate products and packaging targeted to particular states within the US. The research and development costs for the year ended December 31, 2017 and 2016 were $87,549 and $0 and are included in general and administrative expenses on the accompanying consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding related party loans in the accompanying consolidated balance sheets as of December 31, 2017 and 2016, respectively.

Stock Based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. For restricted stock grants, fair value is determined as the closing price of our common stock on the date of grant. Equity-based compensation expense is recorded in administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, the Company had a full valuation allowance against deferred tax assets. With the change in ownership occurring December 30, 2016, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of December 31, 2017 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of December 31, 2017.

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of December 31, 2017 and 2016 because their effect would be antidilutive.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value. The carrying value of cash, merchant cash advances, prepaid expenses, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant market or credit risks arising from these financial instruments.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the statements of operations for the years ended December 31, 2017 and 2016 were $574,370 and $0 respectively.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of common stock and ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017. The Company’s periodic reporting now includes the consolidated results of operations of Holy Cacao, with the ten-percent ownership reported as noncontrolling interests. The Company’s wholly owned subsidiary had no operations in 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and plans to apply the full retrospective approach. The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its financial statements.

In May 2017, the FASB, issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718. The new guidance becomes effective for the Company for the year ending December 31, 2018, including interim periods, though early adoption is permitted. The Company has adopted ASU 2017-09 which had no material impact due to no vesting stock based compensation.

NOTE 2 – GAIN ON FORGIVENESS OF DEBT

On November 2, 2017 the Company amended its February 21, 2017 agreement with a public relations consultant to release the Company from $10,500 of accounts payable which was recorded by the Company as a gain on the forgiveness of debt in the fourth quarter of 2017.

On November 2, 2017, the Company entered into an agreement with a marketing consultant that supersedes and replaces the April 21, 2017 binding term sheet between the Company and the consultant. The agreement is a performance-based agreement that requires the consultant to perform specific packaging, marketing and product development duties in connection with the Company’s launch of its Holy Cacao subsidiary. In accordance with the agreement, the consultant released the Company from $45,200 of accounts payable which was recorded by the Company as a gain on the forgiveness of debt in the fourth quarter of 2017. The consultant will be compensated $24,000 to be paid in three installments; $8,000 upon the signing of the execution of the agreement, $8,000 upon the Company approving an initial brand design, logo, packaging and recipes, and $8,000 upon the completion and the Company’s final approval and sourcing of design, logo, packaging and recipes.

On December 26, 2017, the Company entered into an amended employment agreement with its CFO to reduce the annual salary from $250,000 to $150,000, retroactively from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019. In addition, the CFO was awarded 250,000 warrants of which 125,000 was consideration earned with respect to the year ended December 31, 2017 reduction in salary and 125,000 is consideration earned for the reduction in salary from January 1, 2018 through January 31, 2019. The Company recorded a gain on forgiveness of debt for the amount of $29,125 in the fourth quarter of 2017 in relation to this amendment. The Company recorded $63,725 as stock-based compensation related to the 125,000 warrants issued for 2017 wages earned (see Note 3 and 4).

On December 26, 2017, the Company entered into an agreement with its CEO to reduce the CEO’s 2017 annual salary from $120,000 to $40,000. Accordingly, $80,000 was recorded as forgiveness of debt in the fourth quarter of 2017.

NOTE 3 – RELATED PARTY TRANSACTIONS

Employment Agreements

On February 27, 2017, Harold Kestenbaum an individual newly appointed by the Board of Directors of the Company assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to the consulting contract, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, and (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. In conjunction with this individual’s appointment, the former Chief Executive Officer resigned, but will remain as the Secretary and a director of the Company. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of trading. On December 26, 2017, Mr. Kestenbaum agreed to a reduction in his 2017 annual salary from $120,000 to $40,000 (see Note 2). As of December 31, 2017 and 2016, the Company has accrued $40,000 and $0 in relation to this employment agreement.

On March 1, 2017, Mark J. Keeley, an individual newly appointed by the Board of Directors of the Company assumed the role of Chief Financial Officer (“CFO”). Pursuant to the Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of trading, and are recognized over a 12-month service period as a result of a clawback provision. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019. (see Note 2 and 4). As of December 31, 2017 and 2016, the Company has accrued $157,138 and $0 in relation to this employment agreement.

On October 25, 2017, Mark J. Keeley was appointed as a director of the Company by the Board of Directors of the Company.

A Company director, Hershel Weiss, is owed $12,699 for expenses incurred on behalf of the Company as of December 31, 2017.

Consulting Agreement

On December 11, 2017, 40,000 shares of common stock were issued to the relative of a director of the Company for consulting services. The shares were recorded by the Company at $10,000, representing a fair market value of $0.25 per share.

Shareholder Loan

Throughout the year ended December 31, 2017, the Company Secretary, who is also a director and a shareholder of the Company, provided non-interest bearing short term loans to the Company. A total of $209,010 was advanced during the year ended December 31, 2017, and the Company repaid $29,197, for a balance of $179,813.

Related Party Loans

On October 17, 2017, Obvia LLC, of which the Company Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate of the US Prime Federal Funds Rate +1% or 5.5% at December 31, 2017, to be compounded monthly. The note is secured by the full value of the borrower and matures on October 31, 2018. During the year ended December 31, 2017, the Company recorded $1,095 as interest expense related to this loan.

On October 25, 2017, R&W Financial, owned by a Company director, provided a non-interest bearing loan in the amount of $1,000 which matures on October 25, 2018.

On November 2, 2017, Kennedy Business Center LLC, owned by an immediate family member of a Company director, provided a loan in the amount of $90,000 bearing an interest rate of 10% which matures on May 1, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 3, 2017 (see Note 4). The Company recorded a debt discount of $17,500 for the fair market value of the shares issued. During the year ended December 31, 2017, the Company recorded $1,166 of interest and $5,833 of debt discount as interest expense related to this loan.

Director Agreements

On December 26, 2017, the Company entered into binding term sheets with each of the Directors of the Company. Pursuant to the Agreements, each Director may be compensated with share-based and/or cash-based compensation. Each Director’s cash-based compensation for the period January 1, 2018 through December 31, 2018 will be $10,000 per quarter paid on a date determined by the majority vote of the Board of Directors. The Directors’ share-based compensation for the period January 1, 2018 through December 31, 2018 will be a one-time award of the ability to purchase a particular amount of warrants, ranging from 40,000 to 200,000 (collectively the “Warrants”) with the following terms:

•

Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock (the “Preferred Stock B”) of the Corporation, which shall equal five (5) shares of the Corporation’s Common Stock (the “Common Stock”), including liquidation preference over Common Stock.

•	Duration – The Warrants entitle each Director to purchase the Preferred Stock from the Corporation, after January 1, 2018 (the “Original Issuance Date”) and before December 31, 2024.

•	Purchase Price - The purchase price is $0.51 per share of Preferred Stock.

•	Vesting - The majority of the Warrants are subject to a 12-month period whereby the Warrants vest in equal monthly increments from January 1, 2018 through December 31, 2018 (the “Vesting period”).

The Company issued a warrant with respect to 565,000 Series B preferred stock, in the aggregate, in relation to the binding term sheets. The Company will expense the fair value of these warrants in the amount of approximately $288,000 ratably during the year ended December 31, 2018.

NOTE 4 – STOCKHOLDERS' DEFICIT

On December 30, 2016, as a result of a private transaction, the control block of voting stock of the Company, represented by 10,500,000 shares of common stock (the “Shares”), was transferred from the founder of the Company to Rosenweiss Capital LLC, and a change of control of the Company occurred. The consideration paid for the Shares, which represented 74% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $200,000.

On February 27, 2017, a consulting contract containing an award of 750,000 shares of common stock (see Note 3) was executed for the CEO to serve as a Director and Chairman of the Board. The shares were valued at $1,500,000, representing a market value of $2.00 per share. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the consolidated statement of operations.

On March 1, 2017, an employment agreement containing an award of 750,000 shares of common stock was executed for the CFO. The shares were fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share. The shares are subject to a clawback provision during the CFO’s first year of service from February 1, 2017 through January 31, 2018. As such, the value of the shares is being amortized over 12 months. During the year ended December 31, 2017, the Company recorded $1,546,875 of compensation expense which is included in general and administrative expenses on the consolidated statement of operations.

On April 27, 2017, 100,000 shares of common stock were granted to a marketing consultant for strategic business to market services. The shares were recorded by the Company at $145,000, representing a fair market value of $1.45 per share which was based on the fair market value. This amount was recorded as compensation expense which is included in general and administrative expenses on the consolidated statement of operations.

On April 28, 2017, 222,857 shares of common stock were issued to a public relations consultant for advertising, promotion, and due diligence efforts and expenses. The shares were recorded by the Company at $501,428, representing a fair market value of $2.25 per share which was based on the fair market value. This amount was recorded as compensation expense which is included in general and administrative expenses on the consolidated statement of operations.

On May 11, 2017, the Company entered into a consulting agreement to place up to $1.5 million worth of common stock within six months to provide funds to complete an acquisition. The Company may incur fees up to $135,000 in relation to this agreement with a $10,000 retainer payable immediately in common stock valued on the date of signing. The remaining $125,000 is to be placed into escrow and released on the date of closing valued at the closing asking price. Of the $10,000 retainer, $5,000 is non-refundable. As of December 31, 2017 and through the date of these financial statements, the Company has recorded $5,000 as prepaid expense and accrued liabilities, no shares have been issued related to this agreement, and the original agreement is in the process of being renegotiated among and between the Company and the consultant.

On May 24, 2017, 250,000 shares of common stock were granted to an investor relations consultant for services to develop and disseminate corporate information. The shares were recorded by the Company at $495,000, representing a fair market value of $1.98 per share which was based on the fair market value. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the condensed consolidated statement of operations.

On June 23, 2017, 150,000 shares of common stock were granted to a consultant for fund raising services. The shares were recorded by the Company at $307,500, representing a fair market value of $2.05 per share which was based on the trading price. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the condensed consolidated statement of operations.

On October 25, 2017, the Board of Directors of the Company (the “Board”) elected to designate the 5,000,000 preferred shares authorized into two series. Series A Preferred Shares (“Series A”) was designated with one share. The remaining 4,999,999 shares were designated as Series B Preferred Shares (“Series B”). On January 29, 2018, the Board elected to designate and authorize an additional 3,000,000 Series C Preferred Shares (“Series C”). The majority shareholder of the Company approved the actions on October 22, 2017 for the Series A and Series B Stock and January 29, 2018 for the Series C Stock. The Board further resolved to issue the Series A share to Rosenweiss Capital LLC, a related party, and shall offer the Series B and Series C shares as they determine fit. The Series A share was recorded by the Company as general and administrative expense for $577,005, representing a fair market value determined by a third-party valuation. The designations, powers, preferences and rights of the shares of Series A, Series B and Series C Convertible Preferred Stock (the “Preferred Stock”) of the Company is as follows:

1. Ranking. The Preferred Stock shall rank, as to payment of dividends, rights to distribution of assets upon liquidation, dissolution rights and/or winding up rights of the Company and such other items as may arise from time to time: (i) senior to the shares of (a) common stock, par value $0.001 per share, of the Company (the “Common Stock”), and (b) any other class or series of capital stock issued by the Company which by its terms does not expressly rank senior to or on a parity with the Preferred Stock (the “Junior Stock”), and (ii) pari passu between the Series A Stock, Series B Stock and Series C Stock.

2. Dividend Rights; Distributions.

(a) At the sole election of the Board, the Board may, at any time and from time to time, declare dividends on the Preferred Stock. Such dividends may be paid, at the sole election of a majority of the Board of Directors, either in (i) cash, (ii) shares of Common Stock, (iii) shares of Preferred Stock, (iv) shares of any other equity securities of the Company, or (v) any combination of the foregoing, provided that funds and/or equity securities are legally available to pay such dividends. If the Company elects to pay dividends in shares of Common Stock, Preferred Stock, and/or any other equity securities of the Company, such dividends shall be paid in full shares only, with any shares to be rounded up to a full share for any fractional share to be paid. Dividends declared by the Board of Directors may be paid on any date fixed by the Board of Directors to holders of record of shares of Preferred Stock as they appear on the Company’s stock register at the close of business on the record date (the “Record Date”). The Record Date, which shall not be greater than sixty (60) days nor less than ten (10) days before payment of dividends for such Record Date, shall be fixed by the Board of Directors.

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

3. Voting Rights. Holders of the Series A Stock shall have voting rights equal to fifty percent (50%) of the voting rights of all outstanding classes of capital stock of the Company. Holders of the Series B Stock shall have voting rights equal to five (5) votes per each share of the Series B Stock. Holders of the Series C Stock shall have voting rights on a one for one basis.

4. Stated Value. Upon liquidation, dissolution and/or winding up of the Company (and/or any other reason that the stated value of the Preferred Stock is required and/or deemed advisable by the Board of Directors to be determined), shares of Preferred Stock then outstanding shall have a stated value per share as determined by the Board of Directors in good faith.

5. Series C Stock Coupon. Holders of Series C Stock shall be entitled to a monthly interest payment equal to 1% of the amount invested for 18 months from the date of issuance.

6. Conversion Rights. Holders of Preferred Stock shall have the following rights with respect to conversion of shares of Preferred Stock into shares of Common Stock: a conversion rate of five (5) shares of Common Stock per each share of Series A and B Stock, a conversion rate of one (1) share of Common Stock per each share of Series C Stock.

On October 31, 2017, the 100,000 shares of common stock issued to a marketing consultant on April 27, 2017 were cancelled at and replaced with 100,000 warrants. The Company reversed the original expense recorded in general and administrative expenses of $145,000 for the cancellation. The warrants were issued with an exercise price of $1.45 per share on December 21, 2017. The warrants may be exercised between January 1, 2018 through December 31, 2018. These warrants were valued at $20,190 and was recorded as compensation expense which is included in general and administrative expenses on the consolidated statement of operations. The warrants were valued using the black-scholes model with the following inputs: exercise price of $1.45; fair market value of underlying stock of $0.25; expected term of 1 year; risk free rate of 1.73%; volatility of 197.6%; and a dividend yield of 0.00%.

On November 2, 2017, the Company entered into an unsecured Promissory Note and Share Agreement whereby the Company promised to pay $90,000 to the lender. The lender advanced $50,000 on the date of the agreement and advanced $40,000 on December 1, 2017. The note carries an interest rate of 10% to be paid in cash on the first day of every month until maturity on May 1, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 2, 2017. The Company valued these shares at $0.35 per share or $17,500 in the aggregate and recorded this amount as a debt discount to be amortized over the life of the note. For the year ended December 31, 2017, the Company recorded $5,833 as amortization of debt discount related to these shares.

On November 17, 2017, the Company entered into a consulting agreement for social media and public relation services whereby the Company is required to pay $3,000 in cash $2,000 in stock for a period of six months beginning December 1, 2017. Accordingly, the Company issued 6,667 shares of common stock for the fair market value of $2,000 and recorded this amount as general and administrative expenses during the year ended December 31, 2017.

On December 11, 2017, 40,000 shares of common stock were issued to an individual for consulting services. The shares were recorded by the Company at $10,000, representing a fair market value of $0.25 per share. This amount was recorded as consulting expense which is included in general and administrative expenses on the consolidated statement of operations.

On December 26, 2017, the Company amended its employment agreement with the CFO (see Notes 2 and 3) and issued warrants to purchase 125,000 shares of Series B Preferred Stock as compensation expense for the year ended December 31, 2017. The Company recorded $63,725 as stock-based compensation in general and administrative expenses in relation to the warrants. The warrants were valued using the black-scholes model with the following inputs: exercise price of $0.51; fair market value of underlying stock of $0.51; expected term of 7 years; risk free rate of 2.38%; volatility of 268.5%; and a dividend yield of 0.00%.

On December 26, 2017, the Company amended its May 24, 2017 contract for consulting services to develop and disseminate corporate information and cancelled 250,000 shares of common stock at par. As consideration for this cancellation, the Company agreed to pay $6,000 in cash and recorded this amount as a reduction to additional paid in capital.

On December 26, 2017, the Company issued warrants to purchase 565,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for the year ended December 31, 2018. The warrants have an exercise price of $0.51 per share, vests monthly from January 1, 2018 through December 31, 2018, and are exercisable from January 1, 2018 through December 31, 2024. The Company will expense the fair value of these warrants in the amount of approximately $288,000 ratably during the year ended December 31, 2018.

In December 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of common stock and ten-percent equity interest in our wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, January 1, 2016	-	$-
Granted	-	-
Outstanding, December 31, 2016	-	-
Granted	100,000	1.45
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2017	100,000	$1.45

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, January 1, 2016	-	$-
Granted	-	-
Outstanding, December 31, 2016	-	-
Granted	690,000	0.51
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2017	690,000	$0.51

As of December 31, 2017, the weighted average remaining contractual life was 6.25 years for warrants outstanding. As of December 31, 2017, no warrants were exercisable and the intrinsic value of warrants exercisable was zero. As of December 31, 2017, the remaining expense is approximately $288,000 over the remaining amortization period which is 1 year.

NOTE 5 – SUBSEQUENT EVENTS

On January 1, 2018, the Company entered into a consulting agreement for investor relation services for a term of six months whereby the Company agrees to pay $5,000 per month for up to twenty hours of work per month. The first payment of $10,000 was due upon execution of the contract representing the first and sixth months of the contract, and the remaining payments shall be made five days prior the first of each additional month due.

On January 11, 2018, the Company entered into a consulting agreement for matters involving business development, public relations, marketing services and media placement. The agreement may be terminated upon 30 days prior written notice by either party. The Company will pay the consultant $25,000 for the first 30 days of services, and $2,500 bi-weekly thereafter. The fee will cover all cash cost for production, editing and airing up to three Fox Business production shots. If the Company pursued an interview with Fox News, which the Company is currently not contemplating, it would have to issue to 200,000 shares of its common stock to the consultant.

On January 29, 2018, the Board elected to designate and authorize 3,000,000 Series C Preferred Shares (see Note 4).

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly interest payment equal to 1% of the amount invested for 18 months from the date of issuance.

Subsequent to year end, the Company issued 13,262 shares of common stock, respectively, in accordance with a consulting agreement for social media and public relation services whereby the Company is required to pay $3,000 in cash and $2,000 in stock for a period of six months beginning December 1, 2017.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2017 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer conclude that our disclosure controls and procedures were ineffective at that reasonable assurance level, as of the end of the period covered by this Form 10-K. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Accounting Officer and Principal Accounting Officer as to their effectiveness.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of March 21, 2018, our Board of Directors consisted of four members. The directors hold office until his successor is duly elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed

Harold Kestenbaum	68	Chief Executive Officer and Chairman of the Board of Directors	2017
Mark J. Keeley	55	Chief Financial Officer and Director	2017
Abraham Rosenblum	38	Secretary and Director	2016
Hershel Weiss	44	Director	2016

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

Harold is a member of the American Bar Association’s Antitrust Section, a member of the Antitrust Section’s Forum Committee on Franchising since 1978, a member of the Subcommittee on Franchising of the American Bar Association’s Corporation Banking and Business Law Section, is a founding member and past Chairman of the New York State Bar Association’s Franchise, Distribution and Licensing Law Section, and he currently serves as Chairman for its Education and Seminar Subcommittee (he has chaired Statewide seminar programs for New York State attorneys in 1997, 2000, 2002, 2004 and 2005 and chaired seminars on Franchise Law for the Nassau and Suffolk County Bar Associations) and was a member of the International Franchise Association’s Supplier Forum Advisory Board. He has published many articles related to franchising and frequently lectures and appears before numerous organizations and law schools speaking on various topics in franchising. He has been chosen one of the top 100 franchise attorneys in North America by Franchise Times in 2004-2011 and was named one of the three best franchise attorneys in the New York metro area by New York Magazine for 2005-2009 and was named New York Super Lawyer as one of the Top Attorneys in the New York Metro Area for 2007-2016.

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

HERSHEL (HERSHY) WEISS is the Co-Founding Member of First Foods Group Inc. Mr. Weiss has been active in the New Jersey, Connecticut and Massachusetts real estate market for the last 21 years. As an employee at Basad Management LLC and as a principal, Mr. Weiss has been involved in residential, office, industrial and retail sectors of the market, starting in maintenance, moving up to renovations and construction, environmental remediation, then on to financing, including complicated deal structures with lenders and investors and finally acquisitions and redevelopment. Mr. Weiss actively negotiates leases in the commercial and retail sectors and has become very familiar with the retail food industry by working with tenants starting out in the industry.

Penalties or Sanctions

None of our directors or executive officers has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

None of our directors or executive officers nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Employment Agreements

The Company and Mr. Kestenbaum entered into a Consulting Agreement (the “Consulting Agreement”), dated February 27, 2017. Pursuant to the Consulting Agreement, Mr. Kestenbaum agreed to the appointments above and will remain as Chief Executive Officer until he finds a suitable replacement. At such time, Mr. Kestenbaum will continue to run the Franchising and Co-Branding Division of the Company. In consideration for the above services, Mr. Kestenbaum shall receive (i) 750,000 shares of common stock of the Company, (ii) $10,000 per month, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services. On December 26, 2017, the Mr. Kestenbaum agreed to a permanent reduction in his annual compensation from $120,000 to $40,000.

The Company and Mr. Keeley entered into an Employment Agreement (the “Employment Agreement”), dated March 1, 2017. Pursuant to the Employment Agreement, Mr. Keeley agreed to the appointment above and will perform the roles typical of a Chief Financial Officer in the restaurant franchise industry. In consideration for the above services, Mr. Keeley shall receive (i) 750,000 shares of fully vested common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from February 1, 2017 through January 31, 2019 from $250,000 to $150,000, which will revert back to the original amount of $20,833 per month starting February 1, 2019. Cash-based compensation will be deferred until such time as the Company realizes $1,000,000 through any combination of a debt transaction, an equity transaction, or total retained earnings generated from annual net profit. In addition, the CFO was awarded 250,000 warrants of which 125,000 was consideration earned with respect to the year ended December 31, 2017 reduction in salary and 125,000 is consideration earned for the reduction in salary from January 1, 2018 through January 31, 2019.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Term of Office

All directors hold office for a one (1) year period and have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company compensates its directors with a combination of cash-based compensation and/or Series B Preferred Stock Warrants for service on the Board of Directors of the Company, including any of its subsidiaries or any committees thereof, as described above. Any non-employee director of the Company or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each officer of the Company is appointed by and serves at the discretion of the Board of Directors.

None of the officers or directors of the Company is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than the Company.

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

Board Meetings; Annual Meeting Attendance

In 2017 the Board of Directors held at least one board meeting per quarter to discuss operations and various management issues.

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

Code of Conduct and Ethics

We have not adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our officers. We anticipate that we will adopt a code of ethics once we are in a position to do so.

Item 11. Executive Compensation.

On February 27, 2017, Harold Kestenbaum an individual newly appointed by the Board of Directors of the Company assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to the consulting contract, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, and (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. In conjunction with this individual’s appointment, the former Chief Executive Officer resigned, but remains as the Secretary and a director of the Company. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of trading. On December 26, 2017, Mr. Kestenbaum agreed to a reduction in his 2017 annual salary from $120,000 to $40,000.

On March 1, 2017, Mark J. Keeley, an individual newly appointed by the Board of Directors of the Company assumed the role of Chief Financial Officer (“CFO”). Pursuant to the Employment Agreement, the CFO shall receive (i) 750,000 shares of fully vested common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of trading, and are recognized over a 12-month service period as a result of a clawback provision. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019.

On October 25, 2017, Mark J. Keeley was appointed as a director of the Company by the Board of Directors of the Company.

A Company director, Hershel Weiss, is owed $12,699 for expenses incurred on behalf of the Company as of December 31, 2017.

Stock Option Plan

We do not have a stock option plan; however, we have issued warrants to acquire our securities, as detailed in the Notes to the Consolidated Financial Statements.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's Compensation

On December 26, 2017, the Company entered into binding term sheets with each of the Directors of the Company. Pursuant to the Agreements, each Director may be compensated with share-based and/or cash-based compensation. Each Director’s cash-based compensation for the period January 1, 2018 through December 31, 2018 will be $10,000 per quarter paid on a date determined by the majority vote of the Board of Directors. The Directors’ share-based compensation for the period January 1, 2018 through December 31, 2018 will be a one-time award of the ability to purchase a particular amount of warrants, ranging from 40,000 to 200,000 (collectively the “Warrants”) with the following terms:

•	Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock (the “Preferred Stock”) of the Corporation, which shall equal five (5) shares of the Corporation’s Common Stock (the “Common Stock”), including liquidation preference over Common Stock.

•	Duration – The Warrants entitle each Director to purchase the Preferred Stock from the Corporation, after January 1, 2018 (the “Original Issuance Date”) and before December 31, 2024.

•	Purchase Price - The purchase price is $0.51 per share of Preferred Stock.

•	Vesting - The majority of the Warrants are subject to a 12-month period whereby the Warrants vest in equal monthly increments from January 1, 2018 through December 31, 2018 (the “Vesting period”).

The Company issued warrants to purchase 565,000 shares of Series B Preferred Stock, in the aggregate, in relation to the binding term sheets as compensation expense for the year ended December 31, 2018. The warrants have an exercise price of $0.51 per share, vests monthly from January 1, 2018 through December 31, 2018, and are exercisable from January 1, 2018 through December 31, 2024.

Related Party Transactions

Related party transactions are detailed in Note 3 in the Notes to the Consolidated Financial Statements.

The following table sets out the compensation received for the years ended December 31, 2016 and 2017 in respect to each of the individuals who served as the Company’s principal executive officer and principal financial officer at any time during the last fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Mark J.	2017	$137,730	$1,687,500	$63,725	$-	$-	$-	$-	$1,888,955
Keeley	2016	$-	$-	$-	$-	$-	$-	$-	$-

Harold	2017	$40,000	$1,500,000	$20,392	$-	$-	$-	$-	$1,560,392
Kestenbaum	2016	$-	$-	$-	$-	$-	$-	$-	$-

Equity Compensation Plan Information - Employment Agreements

There were no employment agreements in place on December 31, 2016. Equity compensation issued in employment agreements in place on December 31, 2017 is detailed in Note 3 in the Notes to the Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

A summary of the Company’s outstanding warrant awards at physical year end is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, January 1, 2016	-	$-
Granted	-	-
Outstanding, December 31, 2016	-	-
Granted – Abraham Rosenblum	200,000	0.51
Granted – Hershel Weiss	200,000	0.51
Granted – Mark J. Keeley	250,000	0.51
Granted – Harold Kestenbaum	40,000	0.51
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2017	690,000	$0.51

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the 2017.

DIRECTORS COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Abraham Rosenblum	2017	$-	$-	$101,960	$-	$-	$-	$101,960

Hershel Weiss	2017	$-	$-	$101,960	$-	$-	$-	$101,960

Mark J. Keeley	2017	$-	$-	$63,725	$-	$-	$-	$63,725

Harold Kestenbaum	2017	$-	$-	$20,392	$-	$-	$-	$20,392

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 19, 2018, the Company had 16,932,786 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 19, 2018 by each person who is known to have beneficial ownership of more than 5% of any class of First Foods’s voting securities, and by each executive officer and director and the directors and executive officers of the Company as a group:

Title of Class	Name of Beneficial Owner (1)	Amount of Shares	Percent of Class (2)

Common Stock	Rosenweiss Capital LLC (4)	8,000,000	45%(3)

Common Stock	Hershel Weiss	333,333	2%(5)

Common Stock	Abraham Rosenblum	333,333	2%(5)

Common Stock	Harold Kestenbaum	816,667	5%

Common Stock	Mark J. Keeley	1,583,333	9%

Common Stock	Officers and Directors as a group (4 people)	3,066,667	16%

____________

(1)	In care of First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014

(2)	Calculated from the total of outstanding shares of common stock and common stock equivalents as of March 19, 2018.

(3)	Rosenweiss Capital LLC also owns a Series A Preferred Share with fifty percent (50%) voting rights.

(4)	Rosenweiss Capital LLC is owned by Abraham Rosenblum and Hershel Weiss.

(5)	Does not include the shares owned by Rosenweiss Capital LLC.

Voting Rights

Holders of the Series A Preferred Shares shall have voting rights equal to fifty percent (50%) of the voting rights of all outstanding classes of capital stock of the Company. Holders of the Series B Preferred Shares shall have voting rights equal to five (5) votes per each share of the Series B Stock.

Security Ownership of Certain Beneficial Owners

As of March 19, 2018, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who are not listed in the above referenced tables.

Change in Control Arrangements

As of March 19, 2018, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Controlling Persons

The Company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

Related Transactions

Related party transactions are detailed in Note 3 in the Notes to the Consolidated Financial Statements.

Director independence

Currently, the majority of the Board of Directors of the Company are not considered “independent” board members.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the years ended December 31, 2017 and 2016 for professional services rendered by Pinaki & Associates, LLC for the December 31, 2016 financial statement audit, CohnReznick LLP for the 2017 first quarter review, and Friedman LLP for the remaining 2017 reviews and December 31, 2017 audit:

Accounting Fees and Services

	2017	2016
Audit Fees	$75,000	$2,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$75,000	$2,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Amendment to Articles of Incorporation of the Registrant (1) for Preferred Stock Designations
3.2	By-laws of the Registrant (1)
3.3	Compensatory Arrangements of Directors (2)
10.1	Consulting Agreement, dated February 27, 2017, by and between First Foods Group, Inc. and Harold Kestenbaum (3)
10.2	Employment Agreement, dated March 1, 2017, by and between First Foods Group, Inc. and Mark J. Keeley (4)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.
(2)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on January 2, 2018, and incorporated herein by reference.
(3)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 2, 2017, and incorporated herein by reference.
(4)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 7, 2017, and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2018	By:	/s/ Harold Kestenbaum
	Name:	Harold Kestenbaum
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: March 21, 2018
Harold Kestenbaum,
Chairman of the Board,
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: March 21, 2018
Mark J. Keeley,
Chief Financial Officer

By:	/s/ Hershel Weiss	Dated: March 21, 2018
Hershel Weiss,
Director

