Form 10-Q
period 2018-03-31
First Foods Group, Inc.
filed 2018-05-15
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

As of May 9, 2018, the number of shares outstanding of the registrant’s class of common stock was 16,942,887, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Cash	$32,006	$136,188
Merchant cash advances, net of allowance of $43,000 and $20,216, respectively	315,578	148,253
Prepaid expenses and other current assets	61,188	36,806
Deferred merchant advance commissions	30,196	8,543
TOTAL ASSETS	$438,968	$329,790

LIABILITIES AND DEFICIT

LIABILITIES
Accounts payable and accrued liabilities	$212,702	$147,619
Deferred revenue	98,420	48,734
Shareholder loan	179,813	179,813
Related party loans	188,083	179,333
Deferred compensation	199,702	157,138
TOTAL LIABILITIES	878,720	712,637

Commitments

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:

Preferred stock, 8,000,000 shares authorized: Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 and 0 shares issued and outstanding, respectively	660	-
Common stock: $0.001 par value, 70,000,000 shares authorized, 16,932,786 and 16,919,524 shares issued and outstanding, respectively	16,933	16,920
Additional paid-in capital	5,638,363	5,255,402
Accumulated deficit	(6,115,708)	(5,675,169)

Total First Foods Group, Inc. Deficit	(459,752)	(402,847)

Noncontrolling interests	20,000	20,000

Total deficit	(439,752)	(382,847)
TOTAL LIABILITIES AND DEFICIT	$438,968	$329,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2018	2017

Merchant cash advance income	$60,295	$-

OPERATING EXPENSES
Professional fees	22,069	43,297
General and administrative	462,527	1,902,405
Total Operating Expenses	484,596	1,945,702
LOSS FROM OPERATIONS	(424,301)	(1,945,702)

OTHER EXPENSE
Interest expense	(16,238)	-

Loss before income taxes	(440,539)	(1,945,702)

Provision for income taxes	-	-

NET LOSS	(440,539)	(1,945,702)

Non-controlling interest share of loss	-	-

Net loss attributed to First Foods Group, Inc.	$(440,539)	$(1,945,702)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.03)	$(0.13)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	16,927,449	14,583,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(440,539)	$(1,945,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock based compensation	6,000	1,781,250
Non-employee stock based compensation	212,635	-
Amortization of debt discount	8,749	-
Provision for merchant cash advances	22,784	-
Changes in operating assets and liabilities:
Merchant cash advances	(190,109)	-
Deferred merchant advance commissions	(21,653)	-
Prepaid expenses and other current assets	(24,382)	(2,730)
Accounts payable and accrued liabilities	65,083	66,749
Deferred revenue	49,686	-
Deferred compensation	42,564	45,095
Net cash used in operating activities	(269,182)	(55,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series C convertible preferred stock	165,000	-
Proceeds from shareholder loan	-	52,145
Net cash provided by financing activities	165,000	52,145

NET DECREASE IN CASH	(104,182)	(3,193)
CASH AT BEGINNING OF PERIOD	136,188	17,355
CASH AT END OF PERIOD	$32,006	$14,162

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$3,001	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the "Company" or “First Foods”) is a smaller reporting company focused on providing management services and funding options for new foodservice brands and menu concepts and the participation in merchant cash advances through its 1st Foods Funding Division (the “Division”). First Foods is also growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements.

On August 31, 2017 the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 90 shares owned by the Company and 10 shares owned by non-controlling interests. Holy Cacao is dedicated to providing specialty chocolate to particular states within the US. The Company is currently in the process of negotiating production and packaging contracts with third party providers in anticipation of operating activities commencing in 2018. On November 3, 2017 the Company entered into a consulting agreement with Mr. Oded Brenner which is a performance-based agreement that requires Mr. Brenner to perform specific packaging, marketing and product development duties in connection with the Company’s launch of its Holy Cacao subsidiary.

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near term and long-term revenue for the Company.

Going Concern

The Company's unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company does not have sufficient cash flow for the next twelve months from the issuance of these unaudited condensed consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company's annual consolidated financial statements included within the Company's Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 21, 2018.

The preparation of the unaudited condensed consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of expenses during the reported period. Ultimate results could differ from the estimates of management.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2018 may not be indicative of results for the full year.

The noncontrolling interest represents the proportionate share of the proceeds received from the ten-percent sale of equity interest in our Holy Cacao subsidiary (see Note 3).

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Company (“FDIC”) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

Starting in October 2017, the Company entered into a contract with TIER to participate in TIER’s purchase of merchant cash advances, which are short-term cash advances made to businesses in return for an agreed-upon amount of future sales, paid by the business in small, regular daily payments. During the three months ending March 31, 2018, The Division participated in the purchase of 50 merchant cash advances from TIER.

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each quarter, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At March 31, 2018, the Company reserved an amount equal to 12% of the outstanding merchant cash advance balance at period end determined by the risk of default as disclosed by TIER.

Concentration Risks

As of and during the three months ended March 31, 2018, the Company’s revenue and receivable from merchant cash advances were entirely derived from one merchant cash advance provider. However, the Company actively mitigates its portfolio concentration risk by ensuring that its merchant cash advance provider maintains its ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across fifty (50) different merchants.

As of March 31, 2018, the Company’s receivables from merchant cash advances included $131,268 to three merchants ($53,000, $39,868, and $38,400), representing 42% of the Company’s merchant cash advance receivables. The Company earned revenues from one merchant of $18,375 representing 30% of total revenues for the three months ended March 31, 2018.

As of December 31, 2017, the Company’s receivables from merchant cash advances included $55,875 to one merchant, representing 39% of the Company’s merchant cash advance receivables. The Company earned revenues of $0 from this merchant for the three months ended March 31, 2017.

The Company recognizes and actively takes steps to address the concentration of its merchant cash advance receivable, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding receivable balance.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company applied the modified retrospective method and adopted this provision on January 1, 2018 which did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

During the three months ended March 31, 2018, the Company recognized its merchant cash advance income as follows:

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

Research and Development

The Company's policy is to engage market and branding consultants to research and develop specialty chocolate products and packaging targeted to particular states within the US. The research and development costs for the three months ended March 31, 2018 and 2017 were $15,000 and $0 and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding related party loans in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

Stock Based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. For restricted stock grants, fair value is determined as the closing price of our common stock on the date of grant. Equity-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, the Company had a full valuation allowance against deferred tax assets.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of March 31, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of March 31, 2018.

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of March 31, 2018 and 2017 because their effect would be antidilutive.

The Company had 100,000 and 0 warrants to purchase common stock outstanding at March 31, 2018 and 2017, respectively. The Company had 690,000 and 0 warrants to purchase Series B preferred stock outstanding at March 31, 2018 and 2017, respectively. The Company has 660,001 and 0 preferred shares that are convertible into 660,005 and 0 shares of common stock at March 31, 2018 and 2017, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 were $20,739 and $50,613, respectively.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of common stock and ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017. The Company’s periodic reporting now includes the consolidated results of operations of Holy Cacao, with the ten-percent ownership reported as noncontrolling interests. Holy Cacao had no operations for the three months ended March 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company applied the modified retrospective method and adopted this provision on January 1, 2018 which did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718. The new guidance becomes effective for the Company for the year ending December 31, 2018, including interim periods, though early adoption is permitted. The Company adopted this provision on January 1, 2018 which did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreements

On February 27, 2017, Harold Kestenbaum an individual newly appointed by the Board of Directors of the Company assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to the consulting contract, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of trading. On December 26, 2017, Mr. Kestenbaum agreed to a reduction in his 2017 annual salary from $120,000 to $40,000. As of March 31, 2018 and December 31, 2017, the Company has accrued $40,000 in relation to this employment agreement, which is included in deferred compensation on the accompanying unaudited condensed consolidated balance sheets.

On March 1, 2017, Mark J. Keeley, an individual newly appointed by the Board of Directors of the Company assumed the role of Chief Financial Officer (“CFO”). Pursuant to the Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of trading, and are recognized over a 12-month service period as a result of a clawback provision. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019. As of March 31, 2018 and December 31, 2017, the Company has accrued $175,000 and $157,138, respectively, in relation to this employment agreement, which is included in deferred compensation on the accompanying unaudited condensed consolidated balance sheets.

Shareholder Loan

The Company Secretary, who is also a director and a shareholder of the Company, has provided non-interest bearing short term loans to the Company. No advances or repayments were made for the quarter ended March 31, 2018. As of March 31, 2018 and December 31, 2017, the balance of these loans is $179,813.

Related Party Loans

On October 17, 2017, Obvia LLC, of which the Company Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate of the US Prime Federal Funds Rate +1% or 5.75% at March 31, 2018, to be compounded monthly. The note is secured by the full value of the borrower and matures on October 31, 2018. For the three months ended March 31, 2018, the Company recorded $1,290 as interest expense related to this loan. As of March 31, 2018 and December 31, 2017, the principal balance of this loan was $100,000 and $100,000, respectively.

On October 25, 2017, R&W Financial, owned by a Company director, provided a non-interest bearing loan in the amount of $1,000 which matures on October 25, 2018. As of March 31, 2018 and December 31, 2017, the principal balance of this loan was $1,000 and $1,000, respectively.

On November 2, 2017, Kennedy Business Center LLC, owned by an immediate family member of a Company director, provided a loan in the amount of $90,000 bearing an interest rate of 10% which matured on May 1, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 3, 2017 (see Note 3). The Company recorded a debt discount of $17,500 for the fair market value of the shares issued. During the three months ended March 31, 2018, the Company recorded $8,749 of interest expense related to the amortization of debt discount related to this loan and $2,219 of regular interest. As of March 31, 2018 and December 31, 2017, the principal balance of this loan was $87,083 and $78,333, respectively.

Director Agreements

On December 26, 2017, the Company entered into binding term sheets (the “Binding Term Sheets”) with each of the Directors of the Company. Pursuant to the Agreements, each Director may be compensated with share-based and/or cash-based compensation. Each Director’s cash-based compensation for the period January 1, 2018 through December 31, 2018 will be $10,000 per quarter paid on a date determined by the majority vote of the Board of Directors. As of March 31, 2018, the Company has accrued $40,000 for directors’ compensation. The Directors’ share-based compensation for the period January 1, 2018 through December 31, 2018 will be a one-time award of the ability to purchase a particular amount of warrants, ranging from 40,000 to 200,000 (collectively the “Warrants”) with the following terms:

•	Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock (the “Preferred Stock B”) of the Company, which shall equal five (5) shares of the Company’s Common Stock (the “Common Stock”), including liquidation preference over Common Stock.
•	Duration – The Warrants entitle each Director to purchase the Preferred Stock B from the Company, after January 1, 2018 (the “Original Issuance Date”) and before December 31, 2024.
•	Purchase Price - The purchase price is $0.51 per share of Preferred Stock B.
•	Vesting - The majority of the Warrants are subject to a 12-month period whereby the Warrants vest in equal monthly increments from January 1, 2018 through December 31, 2018 (the “Vesting period”).

The Company issued warrants with respect to 565,000 Preferred Stock B, in the aggregate, in relation to the Binding Term Sheets. The Company will expense the fair value of these warrants in the amount of approximately $288,000 ratably during the year ended December 31, 2018. As of March 31, 2018, the Company recorded $72,010 as compensation expense related to the warrants.

NOTE 3 – STOCKHOLDERS' DEFICIT

On March 1, 2017, an employment agreement containing an award of 750,000 shares of common stock was executed for the CFO. The shares were fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share. The shares are subject to a clawback provision during the CFO’s first year of service from February 1, 2017 through January 31, 2018. As such, the value of the shares is being amortized over 12 months. During the three months ended March 31, 2018 and 2017, the Company recorded $140,625 and $281,250 of compensation expense which is included in general and administrative expenses on the condensed consolidated statement of operations.

On May 11, 2017, the Company entered into a consulting agreement to place up to $1.5 million worth of common stock within six months to provide funds to complete an acquisition. The Company may incur fees up to $135,000 in relation to this agreement with a $10,000 retainer payable immediately in common stock valued on the date of signing. The remaining $125,000 is to be placed into escrow and released on the date of closing valued at the closing asking price. Of the $10,000 retainer, $5,000 is non-refundable. As of March 31, 2018 and through the date of these condensed consolidated financial statements, the Company has recorded $5,000 as prepaid expense and accrued liabilities, no shares have been issued related to this agreement, and the original agreement is in the process of being renegotiated among and between the Company and the consultant.

On November 17, 2017, the Company entered into a consulting agreement for social media and public relation services whereby the Company is required to pay $3,000 in cash $2,000 in stock for a period of six months beginning December 1, 2017. Accordingly, in the first quarter of 2018, the Company issued 13,262 shares of common stock with a fair market value of $6,000 and recorded this amount as general and administrative expenses during the three months ended March 31, 2018.

On January 11, 2018, the Company entered into a consulting agreement for matters involving business development, public relations, marketing services and media placement. The agreement may be terminated upon 30 days prior written notice by either party. The Company paid the consultant $25,000 for the first 30 days of services, and $2,500 for any services requested by the Company on a bi-weekly basis thereafter. The fee will cover all cash cost for production, editing and airing up to three Fox Business production shots. If the Company pursued an interview with Fox News, which the Company is currently not contemplating, it would have to issue 200,000 shares of its common stock to the consultant.

On January 29, 2018, the Board elected to designate and authorize 3,000,000 Series C Preferred Shares.

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly interest payment equal to 1% of the amount invested for 18 months from the date of issuance. For the quarter ending March 31, 2018, the Company recorded $3,300 related to the subscription agreement.

Warrant Activity

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, January 1, 2017	-	-
Granted	100,000	$1.45
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2017	100,000	1.45
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2018	100,000	$1.45

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, January 1, 2017	-	-
Granted	690,000	$0.51
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2017	690,000	0.51
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2018	690,000	$0.51

As of March 31, 2018, the weighted average remaining contractual life was 6 years for warrants outstanding. As of March 31, 2018, 366,250 warrants were exercisable and the intrinsic value of warrants exercisable was $0. As of March 31, 2018, the remaining expense is approximately $216,000 over the remaining amortization period which is .75 years.

NOTE 4 – COMMITMENTS

On January 1, 2018, the Company entered into a consulting agreement for investor relation services for a term of six months whereby the Company agrees to pay $5,000 per month for up to twenty hours of work per month. The first payment of $10,000 was due and made upon execution of the contract representing the first and sixth months of the contract. For the three months ending March 31, 2018, the two $5,000 payments due were made in February and March of 2018.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to quarter end, the Company issued 10,101 shares of common stock for the month of May 2018 in accordance with a consulting agreement for social media and public relation services (see Note 3).

On April 26, 2018, R and W Financial, owned by a Company director, Hershel Weiss, provided an unsecured, non-interest bearing loan in the amount of $179,813 which matures on April 25, 2019 and which was used to pay the balance of the non-interest bearing short-term loans due to the Company Secretary, who is also a director and a shareholder of the Company.

On May 10, 2018 the Company appointed Mr. Mark J. Keeley as a Director of Holy Cacao.

On May 10, 2018 Mr. Shimon Weiss, who is related to a Company Director, was retained as a consultant to provide investment advice to the Company for a 90-day period. The consultant was awarded 75,000 shares of common stock at a fair market value of $0.12 per share for $9,000.

On May 10, 2018 the directors of the Company were awarded Warrants for 1,280,000 preferred shares with the following terms:

•	Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock (the “Preferred Stock B”) of the Company, which shall equal five (5) shares of the Company’s Common Stock (the “Common Stock”), including liquidation preference over Common Stock.

•	Duration – The Warrants entitle each Director to purchase the Preferred Stock B from the Company, after January 1, 2019 and before December 31, 2027.

•	Exercise Price - The purchase price is $0.60 per share of Preferred Stock B.

•	Cashless Exercise - If on the date the Director surrenders all or a portion of the Warrants for the purchase of Preferred Stock B or the equivalent number of shares of Common Stock, the per share market value of one share of Common Stock is greater than the exercise price of the equivalent Warrant, in lieu of exercising the Warrant by payment of cash, the Director may exercise the Warrant by a cashless exercise and shall receive a ratably lower number of shares of Preferred Stock B or the equivalent number of shares of Common Stock.

•	Vesting - The Warrants are subject to a 24-month period whereby the Warrants vest in equal monthly increments from January 1, 2019 through December 31, 2020 (the “Vesting period”). In the event the Director ceases to be a Director of the Company within the Vesting Period, the un-vested portion of the Warrants shall, at the discretion of the Company’s Board of Directors, cease to vest and be forfeited by the director.

The Company will expense the fair value of these warrants in the amount of approximately $154,000 ratably during the years ended December 31, 2019 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q contains "forward-looking statements," as that term is used in federal securities laws, about First Foods Group, Inc.'s financial condition, results of operations and business.

These statements include, among others:

o

statements concerning the potential benefits that First Foods Group, Inc. (“First Foods”, “we”, “our”, “us”, the “Company”, or “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

o

statements of First Foods' expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause First Foods' actual results to be materially different from any future results expressed or implied by First Foods in those statements. The most important facts that could prevent First Foods from achieving its stated goals include, but are not limited to, the following:

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

Because the forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. First Foods cautions you not to place undue reliance on the statements, which speak only of management’s plans and expectations as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that First Foods or persons acting on its behalf may issue. First Foods does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

First Foods is focused on providing management services and funding options for new foodservice brands and menu concepts and the participation in merchant cash advances through its 1st Foods Funding Division. First Foods is also focused on growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements.

On August 31, 2017 the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 90 shares owned by the Company and 10 shares owned by non-controlling interests. Holy Cacao is dedicated to providing specialty chocolate to particular states within the US. The Company is currently in the process of negotiating production and packaging contracts with third party providers in anticipation of operating activities commencing in 2018. On November 3, 2017 the Company entered into a consulting agreement with Mr. Oded Brenner which is a performance-based agreement that requires Mr. Brenner to perform specific packaging, marketing and product development duties in connection with the Company’s launch of its Holy Cacao subsidiary.

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near term and long-term revenue for the Company.

The Company is quoted on the OTCQB under “FIFG.”

The Company’s principal executive offices are located at First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014. Our telephone number is (201) 471-0988.

As of March 31, 2018, our cash balance was $32,006 with current liabilities of $878,720.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates, if past experience or other assumptions do not turn out to be substantially accurate.

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months ended March 31, 2017

We had $60,295 of revenue for the three months ended March 31, 2018 compared to $0 in revenues for the three months ended March 31, 2017. Our increase in revenue was the result of merchant cash advance revenue earned through our 1st Foods Funding Division. For the three months ended March 31, 2018, our operating expenses were $484,596 which consisted of professional fees of $22,069 and general and administrative expenses of $462,527. Our net loss was $440,539. This was primarily due to costs associated with operating as a public company, including executive and director compensation, consulting and accounting fees, and advertising and promotion. For the three months ended March 31, 2017, our operating expenses were $1,945,702 which consisted of professional fees of $43,297 and general and administrative expenses of $1,902,405. As a result, our net loss was $1,945,702. This was primarily due to share-based executive compensation.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $269,182 for the three months ended March 31, 2018 and $55,338 for the three months ended March 31, 2017. This resulted in a working capital deficiency of $(439,752) at March 31, 2018 and $(382,847) at December 31, 2017. This was due primarily to costs associated with operating a public company, including legal, accounting and consulting fees, D&O insurance, and deferred compensation.

Net cash provided by financing activities amounted to $165,000 for the three months ended March 31, 2018 and $52,145 for the three months ended March 31, 2017. This was due to the sale of Series C convertible preferred stock in 2018.

Going Concern

The Company's unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company does not have sufficient cash flow for the next twelve months from the issuance of these unaudited condensed consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Concentration Risks

As of and during the three months ended March 31, 2018, the Company’s revenue and receivable from merchant cash advances were entirely derived from one merchant cash advance provider. However, the Company actively mitigates its portfolio concentration risk by ensuring that its merchant cash advance provider maintains its ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across fifty (50) different merchants.

As of March 31, 2018, the Company’s receivables from merchant cash advances included $131,268 to three merchants ($53,000, $39,868, and $38,400), representing 42% of the Company’s merchant cash advance receivables. The Company earned revenues from one merchant of $18,375 representing 30% of total revenues for the three months ended March 31, 2018.

As of December 31, 2017, the Company’s receivables from merchant cash advances included $55,875 to one merchant, representing 39% of the Company’s merchant cash advance receivables. The Company earned revenues of $0 from this merchant for the three months ended March 31, 2017.

The Company recognizes and actively takes steps to address the concentration of its merchant cash advance receivable, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding receivable balance.

Off-Balance Sheet Arrangements

No off-balance sheet arrangements exist.

Contractual Obligations

None.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2018, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

Our current and prospective investors should carefully consider the following risks and all other information contained in this report, including our unaudited condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties described below are not the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Risks Related to Our Business:

We have limited operating history, our financial position is not robust, and we lack profitable operations to date.

The Company has incurred net losses since inception and will likely continue to incur net losses while it builds its business and as such it may not achieve or maintain profitability. The Company’s limited operating history makes it difficult to evaluate its business and prospects, and there is no assurance that the business of the Company will grow or that it will become profitable.

We may rely on third parties.

The Company may be relying on third parties that it shall manage. There are no assurances that such third parties shall perform productively, which may hinder our future profitability.

We will need additional financing.

Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including participating in merchant cash advances. Accordingly, on a regular basis we need, or we may need, to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for small business or merchant cash advances in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing may increase due to market volatility, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In particular, we may require additional access to capital to support our merchant cash advance participation. In order to participate in merchant cash advances, we have used, and expect to continue to use, our available cash on hand. If we are unable to adequately maintain our cash resources, we may delay non-essential capital expenditures; implement cost cutting procedures; delay or reduce future hiring; or reduce our rate of future participation compared to the current level. There can be no assurance that we can obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce merchant cash advance participation or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.

We may not be successful in our potential business combinations.

The Company may, in the future, pursue acquisitions of other complementary businesses. The Company may also pursue strategic alliances and joint ventures that leverage its core industry experience to expand its product offerings and geographic presence. The Company has limited experience with respect to acquiring other companies and limited experience with respect to forming collaborations, strategic alliances and joint ventures. If the Company were to make any acquisitions, it may not be able to integrate these acquisitions successfully into its existing business and could assume unknown or contingent liabilities. Any future acquisitions the Company makes could also result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm the Company’s operating results. Integrating an acquired company also may require management resources that otherwise would be available for ongoing development of the Company’s existing business.

The Laws with Respect to Taxes Have Changed and May Change Again Which Could Impact Our Operating Results.

The U.S. Congress has enacted legislation that significantly reforms the Internal Revenue Code of 1986, as amended. The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, and allows for the expensing of certain capital expenditures. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense. We are currently in the process of analyzing the effects this new legislation may have on us and at this time the ultimate outcome of the new legislation on our business and financial condition is uncertain. It is possible that the application of these new rules may have a material and adverse impact on our operating results, cash flows and financial condition. In addition, any other changes to applicable tax laws, whether on a federal or state level, could also decrease our ability to compete with traditional retailers, and otherwise harm our business.

If We Fail to Attract and Retain Key Personnel, Our Business and Operating Results May be Harmed.

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, is unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price, for warrants or options or conversion price for convertible notes, of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Our Holy Cacao, Inc. subsidiary plans to provide chocolate products to the cannabis industry, which carries great legal uncertainty.

The Company could be subject to litigation with or legal claims and allegations by outside parties against the Company, including but not limited to challenges to the Company’s intellectual property rights and/or challenges to the legal marijuana market and the banking system it uses. Holy Cacao will be dedicated to providing recipes, packaging, and branding materials for specialty chocolate to particular states within the US. Third party manufacturers that operate in states where cannabis is legal under state law may use the Company’s recipes to create chocolate infused with cannabis oil and sell the cannabis infused product under the Holy Cacao brand name, if the manufacturer obtains a licensing agreement that would allow for the use of the Company’s Holy Cacao brand name and packaging.

The specialty food industry is very competitive, which may result in limited revenue for us, as well as increased expenses associated with marketing our products.

The specialty food business is highly competitive. We plan to compete against other providers of quality foods, some of which sell their services globally, and some of these providers have considerably greater resources than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.

Marijuana remains illegal under federal law.

Marijuana remains illegal under federal law. It is a schedule-I controlled substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for even medicinal purposes. At present the states are standing tall against the federal government, maintaining existing laws and passing new ones in this area. States continue to exert this freedom notwithstanding Attorney General Sessions officially leaving prosecution discretion against state licensed cannabis facilities to local US Attorneys district by district. This was a change from the Obama administration who under Attorney General Holder had a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law. The United States House of Representatives continues to not fund in the budget any funds for the Department of Justice to prosecute state compliant licensed cannabis companies. However, we continually face election cycles, and a new administration or Congress could introduce a less favorable policy. A change in the federal attitude towards enforcement could cripple the industry. We supply our chocolate product to the marijuana industry, and if this industry was unable to operate, we would lose the majority of our manufacturing partner’s initial target of potential clients, which would have a significantly negative impact on our business, operations and financial condition until we can target the secondary non-cannabis chocolate market.

Our success is partially dependent on additional states legalizing marijuana.

Continued development of the marijuana market is dependent upon continued legislative authorization of marijuana at the state level for medical and adult recreational use. Any number of factors could slow or halt the progress. Further progress, while encouraging, is not assured and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of marijuana for medical and/or recreational purposes, which would limit the market for our manufacturing partner’s products and negatively impact our future business and revenues.

Our potential manufacturing partner’s clients may have difficulty accessing the service of banks, which may make it difficult for them to purchase our manufacturing partner’s products and services.

As discussed above, the use of marijuana is illegal under federal law. Therefore, some banks will not accept deposit funds derived from the sale of cannabis and may choose not to do business with our manufacturing partner’s clients. While a member of Congress has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana businesses, no assurance can be made that his legislation will be successful, that banks will decide to do business with medical marijuana retailers, or that in the absence of legislation state and federal banking regulators will not create issues on banks handling funds generated from an activity that is illegal under federal law. The inability of our manufacturing partner’s potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase our manufacturing partner’s products.

Our Company and our manufacturing partner may not be able to economically comply with any new government regulation that may be adopted with respect to the cannabis industry.

New legislation or regulation, or the application of existing laws and regulations to the medical and consumer cannabis industries could add additional costs and risks to doing business. We and our manufacturing partner will be subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations regulating the cannabis products, it is reasonable to assume that as cannabis use becomes more mainstream that the FDA and or other federal, state and local governmental agencies will impose regulations covering the cultivation, purity, privacy, quality control, security and many other aspects of the industry, all of which will likely raise the cost of compliance thereby reducing profits or even making it more difficult to continue operations, either of which scenarios, if they occur, could have a negative impact on our business and operations.

The market may not readily accept our manufacturing partner’s products.

Demand and market acceptance for our licensed brand for our manufacturing partner’s new cannabis infused products are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our manufacturing partner’s marijuana products market acceptance will need to be achieved.

Our marketing strategy may be unsuccessful and is subject to change as a result of a number of factors, including changes in market conditions (including the emergence of new market segments which in our judgment can be readily exploited through the use of our technology), the nature of possible license and distribution arrangements and strategic alliances which may become available to us in the future and general economic, regulatory and competitive factors. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our manufacturing partner’s proposed products. We currently have only limited resources to enhance our technology or to develop new products.

If we are unable to protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also intend to enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our manufacturing partner’s products, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products.

We have entered into the merchant cash advance business which carries separate risk from the food industry.

Reliance on proprietary merchant cash advance credit models, which involve the use of qualitative factors that are inherently judgmental could result in merchant defaults which would affect our profitability.

Worsening economic conditions may result in decreased demand for our loans, cause merchant cash advance default rates to increase and harm our operating results.

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets, historically have created a difficult environment for companies in the lending industry. Many factors, including factors that are beyond our control, may have a detrimental impact on our operating performance. These factors include general economic conditions, unemployment levels, energy costs and interest rates, as well as events such as natural disasters, acts of war, terrorism and catastrophes. The merchants who receive the merchant cash advances in which we participate tend to be relatively small businesses. Accordingly, the merchants historically have been, and may in the future remain, more likely to be affected or more severely affected than large enterprises by adverse economic conditions. These conditions may result in a decline in the demand for cash advances by merchants, higher default rates, or both. No assurance can be given that economic conditions will remain favorable for the merchant cash advance business or that demand for merchant cash advances or default rates by merchants will remain at current levels. Reduced demand for merchant cash advances would negatively impact our growth and revenue, while increased default rates by merchants may inhibit our access to capital and negatively impact our profitability.

An increase in merchant default rates may reduce our overall profitability and could also affect our ability to attract institutional funding. Further, historical default rates may not be indicative of future results.

Merchant default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual merchants. In particular, loss rates on customer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer and business spending, the number of personal and business bankruptcies, disruptions in the credit markets and other factors, all of which may reduce our overall profitability and could also affect our ability to attract institutional funding.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, liquidity risk, and other market-related risk, as well as operational risks related to our business, assets and liabilities. To the extent the models used to assess the creditworthiness of potential merchants do not adequately identify potential risks, the result could be a higher risk than anticipated. The risk management policies, procedures, and techniques used by the merchant cash advance provider we choose may not be sufficient to identify all of the risks we are exposed to, mitigate the risks that have been identified or identify concentrations of risk or additional risks to which we may become subject in the future. Furthermore, there may be a lag in the time in which a merchant begins to show signs of an inability to pay back an advance and when the merchant advance provider begins to take remedial action in respect to the advance, and as a consequence this could impair our eventual ability to receive repayment on the advance.

We rely on the proprietary credit models of our merchant advance provider in the forecasting of loss rates. If we are unable to effectively rely on the forecasted loss rates, it can materially adversely affect our operating results. The use of judgmental underwriting by our merchant advance provider has similar risks.

In making a decision whether to extend credit to prospective merchants, we rely primarily on the credit score generated by our merchant advance provider’s proprietary credit-scoring model and decisioning system. If the credit-scoring model and decisioning system fails to adequately predict the creditworthiness of a merchant, including because the factors used to determine the merchant’s creditworthiness were not representative of such merchant's true credit risk profile, we may experience an increase in the number of defaults and may need to adjust our reserve accordingly. In addition, if any portion of the information pertaining to the prospective merchant is false, inaccurate or incomplete, and our merchant cash advance provider’s systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of the credit decision process fails, we may experience higher than forecasted losses. This inability to effectively forecast loss rates could also inhibit our ability to borrow from our debt facilities, which could further hinder our growth and harm our financial performance.

Our allowance for merchant cash advance losses is determined based upon both objective and subjective factors and may not be adequate to absorb the losses.

We face the risk on the merchant cash advances that we hold that the merchants will fail to repay their advances in full. We reserve for such losses by establishing an allowance for merchant cash advance losses, the increase of which results in a reduction of our earnings as we recognize a provision expense for merchant cash advance losses. We have established an evaluation process designed to determine the adequacy of our allowance for merchant cash advance losses. While this evaluation process uses historical and other objective information, the classification of merchant cash advance and the forecasts and establishment of merchant cash advance losses are also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our experience, and because we are not a bank, we are not subject to periodic review by bank regulatory agencies of our allowance for merchant cash advance losses. As a result, there can be no assurance that our allowance for merchant cash advance losses will be comparable to that of traditional banks subject to regulatory oversight or sufficient to absorb losses or prevent a material adverse effect on our business, financial condition and results of operations.

Increases in customer default rates could make us less attractive to lenders under debt facilities and investors which may adversely affect our access to financing and our business.

Increases in merchant default rates could make us less attractive to our existing (or prospective) funding sources. If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they (or prospective funding sources) may increase the cost of providing future financing or refuse to provide future financing on terms acceptable to us or at all. If we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our merchant cash advance participation, which could have a material adverse effect on our business, financial condition, operating results and cash flow.

Unsatisfactory performance of the merchant cash advances in which we participate may reduce investor confidence and reduce the willingness of investors to participate in our Company.

Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.

Our gross revenue has grown since we began to participate in the merchant cash advance industry starting in October of 2017. We expect to continue to expend substantial financial and other resources on general administration, including legal, accounting and other compliance expenses related to being a public company. In addition, our growth has placed, and may continue to place, significant demands on our management and our operational and financial resources. Finally, as our business grows, we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. If we cannot manage our growth effectively, our financial results will suffer.

The ability of our merchant cash advance provider to collect payment on loans and maintain accurate accounts may be adversely affected by computer malware, social engineering, phishing, physical or electronic break-ins, technical errors and similar disruptions.

The automated nature of our merchant cash advance provider’s platform may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. It is possible that our merchant cash advance provider may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced advance. Security breaches could occur from outside our merchant cash advance provider’s company, and also from the actions of persons inside the company who may have authorized or unauthorized access to the systems. Because each merchant cash advance in which we participate relies upon our merchant cash advance provider’s proprietary automated underwriting process, any failure of the computer systems involving the automated underwriting process and any technical or other errors contained in the software pertaining to the automated underwriting process could compromise our ability to accurately evaluate potential merchant cash advances, which would negatively impact our results of operations. Furthermore, any failure of the computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the merchant cash advances in which we participate.

Our business is subject to the risks of hurricanes, earthquakes, fires, floods and other natural disasters, power outages, telecommunications failures and similar events, and to interruption by man-made problems such as terrorism, cyberattack, and other actions. Comparable risks may also impact a merchant’s ability to repay their advance.

Events beyond our control and our merchant cash advance provider’s control may damage our ability to participate in merchant cash advances. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods and other natural disasters, power outages, telecommunications failures and similar events. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems. As our merchant cash advance provider relies heavily on servers, computer and communications systems and the internet to conduct business and provide high-quality service, such disruptions could harm our ability to run our business and cause lengthy delays which could harm our business, results of operations and financial condition. Man-made problems such as terrorism, cyberattack, and other criminal, tortious or unintentional actions could also give rise to significant disruptions to operations. Comparable natural and man-made risks may reduce demand for merchant cash advances or cause merchants to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to repay their advances. All of the foregoing could materially and adversely affect our business, results of operations and financial condition.

The lending industry is highly regulated. Changes in regulations, including recent changes under the Tax Cuts and Jobs Act of 2017, or in the way regulations are applied to the merchant cash advance business could adversely affect our business.

Over the last few years, federal and state regulatory and other policymaking entities have taken an increased interest in marketplace and online lending, including online small business lending. For example, in July 2015, the U.S. Department of the Treasury issued a public request for information regarding expanding access to credit through online marketplace lending. Activity in various states has also increased, including in the states of California and New York. In December 2015, the California Department of Business Oversight announced an inquiry into the marketplace lending industry and requested information from fourteen marketplace and online lenders. The New York Department of Financial Services is expected to conduct its own survey of marketplace and online lending in the first half of 2018. These initiatives were presented as information gathering projects to assist federal and state officials in better understanding, among other things, the methods, role and impact of online and marketplace lending on credit markets. These initiatives either have resulted, or are expected to result, in policy recommendations that could impact merchant cash advance business practices and operations, if the recommendations result in new laws or regulations. For example, if New York were to enact legislation requiring licensure by commercial lenders or imposing certain applicable rate caps or other provisions inconsistent with current merchant cash advance business practices and alternative solutions were not available, we could be required to reevaluate our participation in merchant cash advances. We expect these and other types of legislative and regulatory activities to continue in the future as marketplace and online lending grow and become the subject of greater public interest. For example, with the prospect of easing regulatory burdens at the federal level under the current administration, some states have indicated their intention to take more aggressive regulatory action. We cannot predict the outcome of these or other comparable future activities, when or whether they will lead to new laws, regulations or other actions or what they might be. However, the impact and cost of any possible future changes to laws or regulations could be substantial and could also require us to change our business practices and operations in a manner that adversely impacts our business. Changes in laws or regulations, including recent changes under the Tax Cuts and Jobs Act of 2017 (and any related Treasury regulations, rules or interpretations, if and when issued), or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we currently conduct business or make it more difficult or costly for us to participate in merchant cash advances. For example, if merchant cash advances were determined for any reason not to be commercial loans or interest rate limitations were imposed on commercial loans, or if the validity of our merchant cash advance provider’s relationship with an issuing bank partner were successfully challenged under a “true lender” theory or by similar arguments as made in Madden v. Midland Funding, LLC, our merchant cash advance provider would be subject to many additional requirements, and the associated fees and interest arrangements could be challenged by regulators, attorneys general or merchants. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits and damage to the merchant cash advance industry, which could have a material adverse effect on our business and financial condition. A proceeding relating to one or more allegations or findings of our merchant cash advance provider’s violation of such laws could impair the ability to collect payments on advances or to participate in additional advances.

If the choice of law provisions in merchant cash advances in which we participate are found to be unenforceable, our merchant cash advance provider may be found to be in violation of state interest rate limit laws.

Although the federal government does not currently regulate the maximum interest rates that may be charged on commercial loan transactions, many states have enacted interest rate limit laws specifying the maximum legal interest rate at which loans can be made in their state. Many laws to which the merchant cash advance industry is subject were adopted prior to the advent of the public Internet and related technologies and, as a result, do not expressly contemplate or address the unique issues of the applicability of state laws to online transactions, including in our case, the participation in merchant advances. In addition, many laws that do reference the public Internet are being interpreted by the courts, but their applicability and scope remain uncertain. In February 2017, in the Madden v. Midland case described in more detail immediately below, the U.S. District Court for the Southern District of New York held that applying the Delaware choice of law specified in the loan contract, which would have resulted in the application of Delaware law that has no limit on allowable interest rates, would violate a fundamental public policy of New York's criminal usury statute. The court then concluded that the New York usury law, and not Delaware law, applied to the loan. That decision, or possible future decisions that similarly invalidate choice of law provisions in loan agreements, could cause our merchant cash advance provider to incur substantial additional expense to comply with the laws of various states, including either licensing as a lender in the various states or altering the terms of the advances.

We require substantial capital and in the future may require additional capital to pursue our business objectives and profitability strategy and, in particular, our ability to participate in merchant cash advances. If adequate capital is not available to us, our business, operating results and financial condition may be harmed.

We may evaluate, and potentially consummate, acquisitions, which could require significant management attention, disrupt our business, and adversely affect our financial results.

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. We also have never made these types of acquisitions before and therefore lack experience in integrating such acquisitions, new technology and personnel. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of technology, product development and sales and marketing functions;

•	transition of the acquired company’s customers to our platform;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	potential write-offs of loans or intangibles or other assets acquired in such transactions that may have an adverse effect our operating results in a given period;

•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations and our ability to attract and retain qualified executives and board members.

As a public company we incur significant legal, accounting, and other expenses and these expenses will increase after we cease to be a “smaller reporting company.” In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the New York Stock Exchange, or NYSE, impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations and future regulations will continue to increase our legal, accounting and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or “Section 404.” As long as we remain a “smaller reporting company” we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be a “smaller reporting company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. We expect to have in place accounting, internal audit and other management systems and resources that will allow us to maintain compliance with the requirements of the Sarbanes-Oxley Act at the end of any phase-in periods permitted by the NYSE, the SEC and the JOBS Act. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

Our business depends on our merchant cash advance provider’s ability to collect payment on and service the merchant cash advances in which we participate.

We rely on unaffiliated banks for the Automated Clearing House, or ACH, transaction process used to disburse the proceeds of newly originated merchant cash advances and to automatically receive scheduled payments on the merchant cash advances. As we are not a bank, we do not have the ability to directly access the ACH payment network, and must therefore rely on an FDIC-insured depository institution to process our transactions, including merchant cash advance payments. If we cannot continue to obtain such services from our current institutions or elsewhere, or if we cannot transition to another processor quickly, our ability to receive payments will suffer. If we fail to adequately collect amounts owing in respect of the merchant cash advances, as a result of the loss of direct debiting or otherwise, then payments to us may be delayed or reduced and our revenue and operating results will be harmed.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Risks Related to Purchasing Shares:

Shares eligible for future sale under Rule 144 and/or Rule 905 may adversely affect the market for our securities.

From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 and/or Rule 905, promulgated under the Securities Act, subject to certain limitations. Although current stockholders may have no current intention or ability to sell their shares, any substantial sales by holders of our common stock in the future pursuant to Rule 144 and/or Rule 905 may have a material adverse effect on the market price of our securities.

The price of our common stock is subjected to volatility.

The market for the Company’s common stock may be highly volatile. The trading price of the Company’s common stock is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to their markets or relating to the Company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of the Company’s stock prices may cause investment losses for their shareholders. If securities class action litigation is brought against the Company, such litigation could result in substantial costs while diverting management's attention and resources.

Disruptions in global financial markets and deteriorating global economic conditions could cause lower returns to investors.

Disruptions in global financial markets and deteriorating global economic conditions could adversely affect the value of the Company’s common stock. The current state of the economy and the implications of future potential weakening may negatively impact market fundamentals, resulting in lower revenues and values for the Company’s business opportunities and investments.

 If we fail to remain current on our reporting requirements, we could be removed from quotation by the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies quoted on the OTCQB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Risks Related to Our Stockholders and Shares

We have not voluntarily implemented various corporate governance measures.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight and the adoption of a Code of Ethics. Our Board of Directors expects to adopt a Code of Ethics at its next Board meeting. The Company has not adopted exchange-mandated corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal control over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the Company's internal control over financial reporting in its annual reports. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequately. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

We have a large number of authorized but unissued shares of our common stock.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future, your ownership position would be diluted without your further ability to vote on that transaction.

Shares of our common stock may continue to be subject to illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares are currently only eligible for quotation on the OTCQB, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of smaller reporting companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

i.	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
ii.	fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
iii.	changes in market valuations of similar companies;
iv.	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;
v.	variations in our quarterly operating results;
vi.	fluctuations in related commodities prices; and
vii.	additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

We have never paid dividends on our common stock.

We have never paid cash dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. Investors should not look to dividends as a source of income. In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Two of our directors have perpetual voting rights with respect to all company matters. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of voting power may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly interest payment equal to 1% of the amount invested for 18 months from the date of issuance. For the quarter ending March 31, 2018, the Company recorded $3,300 related to the subscription agreement. These shares were sold in an exempt private placement to an accredited investor without any advertising or commissions.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporation
3.1.2	Amendment to Articles of Incorporation of the Registrant for Preferred Stock Designations
3.11+	Certificate of Amendment to the Certificate of Incorporation
3.2*	By-Laws
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 __________

* Filed as Exhibits to the Form S-1, filed on August 10, 2015, and incorporated herein by reference.

+ Filed as an Exhibit to the Form 8-K, filed on February 17, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2018	By:	/s/ Harold Kestenbaum
Harold Kestenbaum Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: May 15, 2018
Harold Kestenbaum,
Chairman of the Board and
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: May 15, 2018
Mark J. Keeley,
Chief Financial Officer

By:	/s/ Hershel Weiss	Dated: May 15, 2018
Hershel Weiss,
Director

