Form 10-Q
period 2018-06-30
First Foods Group, Inc.
filed 2018-08-13
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to __________

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

___________________________________________________________

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

As of August 13, 2018, the number of shares outstanding of the registrant’s class of common stock was 17,235,887, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash	$32,878	$136,188
Merchant cash advances, net of allowance 56,656 and 20,216, respectively	411,512	148,253
Prepaid expenses and other current assets	50,345	36,806
Deferred merchant advance commissions	23,770	8,543
TOTAL ASSETS	$518,505	$329,790

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$258,344	$147,619
Deferred revenue	119,909	48,734
Shareholder loan	-	179,813
Related party loans	360,134	179,333
Deferred compensation	242,109	157,138
TOTAL CURRENT LIABILITIES	980,496	712,637
Long term - Related party loan	100,000	-
TOTAL LIABILITIES	1,080,496	712,637

Commitments

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 8,000,000 shares authorized: Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 and 0 shares issued and outstanding, respectively	660	-
Common stock: $0.001 par value, 70,000,000 shares authorized, 17,117,887 and 16,919,524 shares issued and outstanding, respectively	17,118	16,920
Additional paid-in capital	5,732,188	5,255,402
Accumulated deficit	(6,331,957)	(5,675,169)

Total First Foods Group, Inc. Deficit	(581,991)	(402,847)

Noncontrolling interests	20,000	20,000

Total deficit	(561,991)	(382,847)
TOTAL LIABILITIES AND DEFICIT	$518,505	$329,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Merchant cash advance income	$85,510	$-	$145,805	$-

OPERATING EXPENSES
Professional fees	1,620	86,255	23,689	129,552
General and administrative	291,196	2,027,952	753,723	3,930,357
Total Operating Expenses	292,816	2,114,207	777,412	4,059,909
LOSS FROM OPERATIONS	(207,306)	(2,114,207)	(631,607)	(4,059,909)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	3,000	-	3,000	-
Interest expense	(11,943)	-	(28,181)	-

Loss before income taxes	(216,249)	(2,114,207)	(656,788)	(4,059,909)

Provision for income taxes	-	-	-	-

NET LOSS	(216,249)	(2,114,207)	(656,788)	(4,059,909)

Non-controlling interest share of loss	-	-	-	-

Net loss attributed to First Foods Group, Inc.	$(216,249)	$(2,114,207)	$(656,788)	$(4,059,909)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.01)	$(0.13)	$(0.04)	$(0.26)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	16,999,061	15,995,746	16,963,453	15,343,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(656,788)	$(4,059,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	17,000
Employee stock based compensation	284,645	3,652,053
Gain on forgiveness of debt	3,000
Amortization of debt discount	11,667	-
Provision for merchant cash advances	46,003	-
Changes in operating assets and liabilities:
Merchant cash advances	(309,262)	-
Deferred merchant advance commissions	(15,227)	-
Prepaid expenses and other current assets	(13,539)	(40,282)
Accounts payable and accrued liabilities	107,725	170,318
Deferred revenue	71,175	-
Deferred compensation	84,971	114,701
Net cash used in operating activities	(368,630)	(163,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series C convertible preferred stock	165,000	-
Repayment of shareholder loans	(179,814)	(29,197)
Proceeds from shareholder loan	280,134	175,647
Net cash provided by financing activities	265,320	146,450

NET DECREASE IN CASH	(103,310)	(16,669)
CASH AT BEGINNING OF PERIOD	136,188	17,355
CASH AT END OF PERIOD	$32,878	$686

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Stock issued for financing	$11,000	$-

CASH PAID FOR:
Interest	$3,750	$-
Income taxes	$-	$-

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2018 may not be indicative of results for the full year.

The noncontrolling interest represents the proportionate share of the proceeds received from the ten-percent sale of equity interest in our Holy Cacao subsidiary and any proportional share of income and loss when the subsidiary commences operations.

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Company (“FDIC”) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

Starting in October 2017, the Company entered into a contract with TIER to participate in TIER’s purchase of merchant cash advances, which are short-term cash advances made to businesses in return for an agreed-upon amount of future sales, paid by the business in small, regular daily payments. During the six months ending June 30, 2018, the Division participated in the purchase of 91 merchant cash advances from TIER.

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At June 30, 2018, the Company reserved an amount equal to 12% of the outstanding merchant cash advance balance at period end determined by the risk of default as disclosed by TIER along with management’s assessment.

Concentration Risks

As of and during the six months ended June 30, 2018, the Company’s revenue and receivable from merchant cash advances were entirely derived from one merchant cash advance provider. However, the Company actively mitigates its portfolio concentration risk by ensuring that its merchant cash advance provider maintains its ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across ninety-one (91) different merchants.

As of June 30, 2018, the Company’s receivables from merchant cash advances included $282,528 to six merchants ($164,475, $37,401, $26,626, $18,475, $18,257, and $17,294), representing 60% of the Company’s merchant cash advance receivables. The Company earned revenues from seven merchants for $46,106 ($12,542, $8,862, $8,401, $5,063, $4,213, $3,927, and $3,099), representing 54% of total revenues for the three months ended June 30, 2018. The Company earned revenues from nine merchants for $87,486 ($18,375, $15,965, $15,147, $10,800, $8,401, $5,967, $4,699, $4,432 and $3,700), representing 60% of total revenues for the six months ended June 30, 2018.

As of December 31, 2017, the Company’s receivables from merchant cash advances included $55,875 to one merchant, representing 39% of the Company’s merchant cash advance receivables. The Company earned revenues of $85,511 from this merchant for the six months ended June 30, 2018.

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

During the three and six months ended June 30, 2018, the Company recognized its merchant cash advance income as follows:

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

TIER maintains a bank account on behalf of the Company. Each day, TIER receives payment, reflected in the bank account, for each merchant cash advance TIER has purchased on behalf of the Company from various merchant cash advance providers. The Company reduces its merchant cash advance balance by the cash received, which is net of platform fees. Platform fees are a daily charge associated with the ACH service and the financial and reporting management software platform provided by TIER. The platform fees are also negotiated between the Company and TIER for each contract but are typically 4% of the merchant cash advance principal amount.

The Company records a reserve liability equal to 2% of the merchant cash advance principal amount, which is a residual commission owed to TIER. This reserve is recognized over the term of the merchant cash advance and eliminated when the merchant cash advance is completely satisfied and payment is remitted by the Company to TIER.

Research and Development

The Company's policy is to engage market and branding consultants to research and develop specialty chocolate products and packaging targeted to particular states within the US. The research and development costs for the three months ended June 30, 2018 and 2017 were $15,000 and $13,500, respectively. The research and development costs for the six months ended June 30, 2018 and 2017 were $30,000 and $13,500, respectively. These expenses are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding related party loans in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, the Company had a full valuation allowance against deferred tax assets.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of June 30, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of June 30, 2018.

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of June 30, 2018 and 2017 because their effect would be antidilutive.

The Company had 100,000 and 0 warrants to purchase common stock outstanding at June 30, 2018 and 2017, respectively. The Company had 1,970,000 and 0 warrants to purchase Series B preferred stock outstanding at June 30, 2018 and 2017, respectively. The Company has 660,001 and 0 preferred shares that are convertible into 660,005 and 0 shares of common stock at June 30, 2018 and 2017, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the condensed consolidated statements of operations for the three months June 30, 2018 and 2017 were $11,504 and $483,912, respectively and $32,243 and $699,951, respectively, for the six months ended June 30, 2018 and 2017.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of common stock and ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017. The Company’s periodic reporting now includes the consolidated results of operations of Holy Cacao, with the ten-percent ownership reported as noncontrolling interests. Holy Cacao had no operations for the six months ended June 30, 2018 and 2017.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company is currently evaluating the effect the adoption of this ASU will have on its financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreements

On February 27, 2017, Harold Kestenbaum an individual newly appointed by the Board of Directors of the Company assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to the consulting contract, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of trading. On December 26, 2017, Mr. Kestenbaum agreed to a reduction in his 2017 annual salary from $120,000 to $40,000. This agreement has since been amended, where Mr. Kestenbaum now earns $40,000 per year for his role as Chairman of the Board. As of June 30, 2018 he has earned $20,000 in relation to his employment agreement, which is reflected in accounts payable on the accompanying unaudited condensed balance sheets.

On March 1, 2017, Mark J. Keeley, an individual newly appointed by the Board of Directors of the Company assumed the role of Chief Financial Officer (“CFO”). Pursuant to the Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of trading, and are recognized over a 12-month service period as a result of a clawback provision. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019. As of June 30, 2018 and December 31, 2017, the Company has accrued $267,109 and $157,138, respectively, in relation to this employment agreement, which is included in deferred compensation on the accompanying unaudited condensed consolidated balance sheets.

Shareholder Loan

The Company Secretary, who is also a director and a shareholder of the Company, had provided non-interest bearing short term loans to the Company. Full repayment of all outstanding loans was made for the quarter ended June 30, 2018. As of June 30, 2018 and December 31, 2017, the balance of these loans was $0 and $179,813, respectively.

Related Party Transactions

On October 17, 2017, Obvia LLC, of which the Company’s Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate at the US Prime Federal Funds Rate +1% or 5.75% at June 30, 2018, to be compounded monthly. The note is secured by the full value of the borrower and matures on October 31, 2018. For the three and six months ended June 30, 2018, the Company recorded $1,214 and $2,401, respectively, as interest expense related to this loan. As of June 30, 2018 and December 31, 2017, the principal balance of this loan was $100,000 and the accrued interest was $3,411 and $1,010, respectively.

On October 25, 2017, R&W Financial, owned by a Company director, provided a non-interest bearing loan in the amount of $1,000 which matures on October 25, 2018. As of June 30, 2018 and December 31, 2017, the principal balance of this loan was $1,000.

On November 2, 2017, Kennedy Business Center LLC, owned by an immediate family member of a Company director, provided a loan in the amount of $90,000 bearing an interest rate of 10% which matures on August 1, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 3, 2017 (see Note 3). The Company recorded a debt discount of $17,500 for the fair market value of the shares issued. During the three months ended June 30, 2018, the Company recorded $2,917 of interest expense related to the amortization of debt discount related to this loan and $2,250 of regular interest. During the six months ended June 30, 2018, the Company recorded $11,667 of interest expense related to the amortization of debt discount related to this loan and $4,500 of regular interest. As of June 30, 2018 and December 31, 2017, the principal balance of this loan was $90,000 and $78,333 and the accrued interest was $5,666 and $1,166 respectively.

On April 26, 2018, R and W Financial, owned by a Company director, Hershel Weiss, provided an unsecured, non-interest bearing loan in the amount of $179,813 which matures on April 25, 2019 and which was used to pay the balance of the non-interest bearing short-term loans due to the Company Secretary, who is also a director and a shareholder of the Company, as noted above.

On May 10, 2018, Mr. Shimon Weiss, who is related to a Company Director, was retained as a consultant to provide investment advice to the Company for a 90-day period. The consultant was awarded 75,000 shares of common stock at a fair market value of $0.12 per share for $9,000.

On June 14, 2018 the Company issued a promissory note of $100,000 to a related party. The note carries a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 shares of common stock were issued with the note and are being amortized over the life of the loan which is due December 13, 2019.

Director Agreements

On December 26, 2017, the Company entered into binding term sheets (the “Binding Term Sheets”) with each of the Directors of the Company. Pursuant to the Binding Term Sheets, each Director may be compensated with share-based and/or cash-based compensation. Each Director’s cash-based compensation for the period January 1, 2018 through December 31, 2018 will be $10,000 per quarter paid on a date determined by the majority vote of the Board of Directors. As of June 30, 2018, the Company has accrued $80,000 for directors’ compensation. The Directors’ share-based compensation for the period January 1, 2018 through December 31, 2018 will be a one-time award of the ability to purchase a particular amount of warrants, ranging from 40,000 to 200,000 (collectively the “Warrants”) with the following terms:

•	Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock (the “Preferred Stock B”) of the Company, which shall equal five (5) shares of the Company’s Common Stock (the “Common Stock”), including liquidation preference over Common Stock.

•	Duration – The Warrants entitle each Director to purchase the Preferred Stock B from the Company upon vesting, after January 1, 2018 (the “Original Issuance Date”) and before December 31, 2024.

•	Purchase Price - The purchase price is $0.51 per share of Preferred Stock B.

•	Vesting - The majority of the Warrants are subject to a 12-month period whereby the Warrants vest in equal monthly increments from January 1, 2018 through December 31, 2018 (the “Vesting period”).

The Company issued warrants with respect to 565,000 Preferred Stock B, in the aggregate, in relation to the Binding Term Sheets. The Company will expense the fair value of these warrants in the amount of approximately $288,000 ratably during the year ended December 31, 2018. As of June 30, 2018, the Company recorded $144,000 as compensation expense related to the warrants.

On May 10, 2018 the directors of the Company were awarded share-based compensation for the period January 1, 2019 through December 31, 2020 as a one-time award of the ability to purchase a particular amount of warrants, ranging from 80,000 to 400,000 (collectively the “Warrants”) with the following terms:

•	Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock (the “Preferred Stock B”) of the Company, which shall equal five (5) shares of the Company’s Common Stock (the “Common Stock”), including liquidation preference over Common Stock.

•	Duration – The Warrants entitle each Director to purchase the Preferred Stock B from the Company, after January 1, 2019 and before December 31, 2027.

•	Purchase Price - The purchase price is $0.60 per share of Preferred Stock B.

•	Cashless Exercise - If on the date the Director surrenders all or a portion of the Warrants for the purchase of Preferred Stock B or the equivalent number of shares of Common Stock, the per share market value of one share of Common Stock is greater than the exercise price of the equivalent Warrant, in lieu of exercising the Warrant by payment of cash, the Director may exercise the Warrant by a cashless exercise and shall receive a ratably lower number of shares of Preferred Stock B or the equivalent number of shares of Common Stock.

•	Vesting - The Warrants are subject to a 24-month period whereby the Warrants vest in equal monthly increments from January 1, 2019 through December 31, 2020 (the “Vesting period”). In the event the Director ceases to be a Director of the Company within the Vesting Period, the un-vested portion of the Warrants shall, at the discretion of the Company’s Board of Directors, cease to vest and be forfeited by the director.

The Company issued warrants with respect to 1,280,000 Preferred Stock B, in the aggregate, in relation to the Warrant Agreements. The Company will expense the fair value of these warrants in the amount of approximately $120,000 ratably during the years ended December 31, 2018, 2019 and 2020.

NOTE 3 – STOCKHOLDERS' DEFICIT

On March 1, 2017, an employment agreement containing an award of 750,000 shares of common stock was executed for the CFO. The shares were fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share. The shares are subject to a clawback provision during the CFO’s first year of service from February 1, 2017 through January 31, 2018. As such, the value of the shares is being amortized over 12 months. During the three months ended June 30, 2018 and 2017, the Company recorded $0 and $281,250, respectively, of compensation expense which is included in general and administrative expenses on the condensed consolidated statement of operations and $140,625 and $703,125, respectively, for the six months ended June 30, 2018 and 2017.

On November 17, 2017, the Company entered into a consulting agreement for social media and public relation services whereby the Company is required to pay $3,000 in cash $2,000 in stock for a period of six months beginning December 1, 2017. Accordingly, in the first half of 2018, the Company issued 23,363 shares of common stock with a fair market value of $8,000 and recorded this amount as general and administrative expenses during the six months ended June 30, 2018.

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

On January 29, 2018, the Board elected to designate and authorize 3,000,000 Series C Preferred Shares.

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for 18 months from the date of issuance. For the quarter ending June 30, 2018, the Company recorded $4,950 related to the subscription agreement.

On May 10, 2018 Mr. Shimon Weiss, who is related to a Company Director, was retained as a consultant to provide investment advice to the Company for a 90-day period. The consultant was awarded 75,000 shares of common stock at a fair market value of $0.12 per share for $9,000.

On June 14, 2018 the Company issued 11,000 shares to a related party in conjunction to a $100,000 promissory note (See Note 2).

Warrant Activity

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, January 1, 2017	-	-
Granted	100,000	$1.45
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2017	100,000	1.45
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2018	100,000	$1.45

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, January 1, 2017	-	-
Granted	690,000	$0.51
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2017	690,000	0.51
Granted	1,280,000	0.60
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2018	1,970,000	$0.57

On May 10, 2018 the directors of the Company were awarded 1,280,000 warrants. Each warrant is convertible to 1 share of Series B Preferred Stock which shall equal five shares of the Company’s Common Stock including liquidation preference over Common Stock at an exercise price of $0.60 per share of Series B Preferred Stock. The warrants will vest over a 24-month period starting January 1, 2019 through December 31, 2020.

As of June 30, 2018, the weighted average remaining contractual life was 8.5 years for warrants outstanding. As of June 30, 2018, 0 warrants were exercisable and the intrinsic value of warrants exercisable was $0. As of June 30, 2018, the remaining expense is approximately $297,618 over the remaining amortization period which is 2.5 years.

NOTE 4 – COMMITMENTS

On January 1, 2018, the Company entered into a consulting agreement for investor relation services for a term of six months whereby the Company agrees to pay $5,000 per month for up to twenty hours of work per month. The first payment of $10,000 was due and made upon execution of the contract representing the first and sixth months of the contract. For the three months ending June 30, 2018, the two $5,000 payments due were made in April and May of 2018. For the six months ending June 30, 2018, the six $5,000 payments due were made in their entirety for a total of $30,000.

NOTE 5 – SUBSEQUENT EVENTS

On July 1, 2018, the Company entered into an agreement for industry consulting services for a term of six months whereby the Company agrees to pay $5,000 per month for up to twenty hours of work per month.

On July 16, 2018 the Company entered into a consulting agreement awarding 375,000 warrants to a service provider and will vest ratably over the next 12 months from the date of the agreement.

On July 23, 2018 the Company issued promissory notes of $100,000 and $18,000, respectively. The notes carry a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 and 18,000 shares of common stock were issued with the respective notes and will be amortized over the life of the loans which are due January 22, 2020.

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

As of June 30, 2018, our cash balance was $32,878 with current liabilities of $980,496.

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

Results of Operations for the Three Months Ended June 30, 2018 compared to the Three Months ended June 30, 2017

We had $85,510 of revenue for the three months ended June 30, 2018 compared to $0 in revenues for the three months ended June 30, 2017. Our increase in revenue was the result of merchant cash advance revenue earned through our 1st Foods Funding Division. For the three months ended June 30, 2018, our operating expenses were $292,816 which consisted of professional fees of $1,620 and general and administrative expenses of $291,196. Our net loss was $216,249. This was primarily due to costs associated with operating as a public company, including executive and director compensation, consulting and accounting fees, and advertising and promotion. For the three months ended June 30, 2017, our operating expenses were $2,114,207 which consisted of professional fees of $86,255 and general and administrative expenses of $2,027,952. As a result, our net loss was $2,114,207. This was primarily due to share-based executive compensation.

Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months ended June 30, 2017

We had $145,805 of revenue for the six months ended June 30, 2018 compared to $0 in revenues for the six months ended June 30, 2017. Our increase in revenue was the result of merchant cash advance revenue earned through our 1st Foods Funding Division. For the six months ended June 30, 2018, our operating expenses were $777,412 which consisted of professional fees of $23,689 and general and administrative expenses of $753,723. Our net loss was $656,778 This was primarily due to costs associated with operating as a public company, including executive and director compensation, consulting and accounting fees, and advertising and promotion. For the six months ended June 30, 2017, our operating expenses were $4,059,909 which consisted of professional fees of $129,552 and general and administrative expenses of $3,930,357. As a result, our net loss was $4,059,909. This was primarily due to share-based executive compensation.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $368,630 for the six months ended June 30, 2018 and $163,119 for the six months ended June 30, 2017. This resulted in a working capital deficiency of $461,991 at June 30, 2018 and $382,847 at December 31, 2017. This was due primarily to costs associated with operating a public company, including legal, accounting and consulting fees, and D&O insurance.

Net cash provided by financing activities amounted to $265,320 for the six months ended June 30, 2018 and $146,450 provided by for the six months ended June 30, 2017. In 2018 this was due to the issuance of $280,000 in promissory notes, the sale of $165,000 Series C convertible preferred stock offset by the repayment of $180,000 of shareholder loans.

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

Concentration Risks

As of and during the six months ended June 30, 2018, the Company’s revenue and receivable from merchant cash advances were entirely derived from one merchant cash advance provider. However, the Company actively mitigates its portfolio concentration risk by ensuring that its merchant cash advance provider maintains its ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across ninety-one (91) different merchants.

As of June 30, 2018, the Company’s receivables from merchant cash advances included $282,528 to six merchants ($164,475, $37,401, $26,626, $18,475, $18,257, and $17,294), representing 60% of the Company’s merchant cash advance receivables. The Company earned revenues from seven merchants for $46,106 ($12,542, $8,862, $8,401, $5,063, $4,213, $3,927, and $3,099), representing 54% of total revenues for the three months ended June 30, 2018. The Company earned revenues from nine merchants for $87,486 ($18,375, $15,965, $15,147, $10,800, $8,401, $5,967, $4,699, $4,432 and $3,700), representing 60% of total revenues for the six months ended June 30, 2018.

As of December 31, 2017, the Company’s receivables from merchant cash advances included $55,875 to one merchant, representing 39% of the Company’s merchant cash advance receivables. The Company earned revenues of $85,511 from this merchant for the six months ended June 30, 2018.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2018, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. There have been no material changes from the risk factors previously disclosed in such Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for 18 months from the date of issuance. For the quarter ending June 30, 2018, the Company recorded $0 related to the subscription agreement. These shares were sold in an exempt private placement to an accredited investor without any advertising or commissions.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporation
3.1.2#	Amendment to Articles of Incorporation of the Registrant for Preferred Stock Designations
3.11+	Certificate of Amendment to the Certificate of Incorporation
3.2*	By-Laws
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_________________

*	Filed as Exhibits to the Form S-1, filed on August 10, 2015, and incorporated herein by reference.
+	Filed as an Exhibit to the Form 8-K, filed on February 17, 2017, and incorporated herein by reference.
#	Filed as an Exhibit to the Form 10-Q, filed on May 15, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2018	By:	/s/ Harold Kestenbaum
Harold Kestenbaum, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: August 13, 2018
Harold Kestenbaum,
Chairman of the Board and
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: August 13, 2018
Mark J. Keeley,
Chief Financial Officer

By:	/s/ Hershel Weiss	Dated: August 13, 2018
Hershel Weiss,
Director

