Form 10-Q
period 2018-09-30
First Foods Group, Inc.
filed 2018-11-13
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2018

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

As of November 7, 2018, the number of shares outstanding of the registrant’s class of common stock was 17,659,637, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash	$100,399	$136,188
Merchant cash advances, net of allowance $44,130 and $20,216, respectively	323,617	148,253
Prepaid expenses and other current assets	34,677	36,806
Deferred merchant advance commissions	39,486	8,543

TOTAL ASSETS	$498,179	$329,790

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$298,513	$147,619
Deferred revenue	123,987	48,734
Shareholder loan	-	179,813
Related party loans	270,813	179,333
Deferred compensation	263,341	157,138
TOTAL CURRENT LIABILITIES	956,654	712,637

Long term - Shareholder loan, net	91,172	-
Long term - Related party loan	100,000	-
Long term loans, net	112,326	-
TOTAL LIABILITIES	1,260,152	712,637

Commitments

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 8,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share
authorized, 1 issued and outstanding	-	-
Series B convertible preferred stock: $0.001 par value,
4,999,999 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock: $0.001 par value,
3,000,000 shares authorized, 660,000 and 0 shares issued and outstanding, respectively	660	-
Common stock: $0.001 par value, 70,000,000 shares
authorized, 17,284,637 and 16,919,524 shares
issued and outstanding, respectively	17,285	16,920
Additional paid-in capital	5,922,654	5,255,402
Accumulated deficit	(6,720,002)	(5,675,169)

Total First Foods Group, Inc. Deficit	(779,402)	(402,847)

Noncontrolling interests	17,429	20,000

Total deficit	(761,973)	(382,847)
TOTAL LIABILITIES AND DEFICIT	$498,179	$329,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Merchant cash advance income	$38,601	$-	$184,406	$-

OPERATING EXPENSES
Professional fees	22,174	2,500	45,863	132,052
General and administrative	401,927	620,130	1,155,649	4,550,486
Total Operating Expenses	424,101	622,630	1,201,512	4,682,538
LOSS FROM OPERATIONS	(385,500)	(622,630)	(1,017,107)	(4,682,538)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	3,000	-
Interest expense	(5,116)	-	(33,297)	-

NET LOSS	(390,616)	(622,630)	(1,047,403)	(4,682,538)

Non-controlling interest share of loss	2,571	-	2,571	-
Dividends on preferred stock	(4,950)	-	(13,200)	-

Net loss attributed to shareholders of First Foods Group, Inc.	$(392,995)	$(622,630)	$(1,058,033)	$(4,682,538)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.02)	$(0.04)	$(0.06)	$(0.30)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	17,227,819	16,372,857	17,053,185	15,690,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Equity (Deficit)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group, Inc.	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	deficit	interests	deficit

Balance at December 31, 2017	1	$-	16,919,524	$16,920	$5,255,402	$(5,675,169)	$(402,847)	$20,000	$(382,847)

Common stock issued to consultants for services	-	-	115,863	116	19,884	-	20,000	-	20,000
Warrants issued for director services	-	-	-	-	329,717	-	329,717	-	329,717
Warrants issued for consultant services	-	-	-	-	6,207	-	6,207	-	6,207
Common stock issued for CFO services	-	-	-	-	140,625	-	140,625	-	140,625
Preferred stock issued for cash	660,000	660	-	-	164,340	-	165,000	-	165,000
Common stock issued for related party loans	-	-	100,000	100	10,900	-	11,000	-	11,000
Common stock issued for exercise of warrants	-	-	31,250	31	2,406	-	2,437	-	2,437
Common stock issued for loans payable	-	-	118,000	118	6,373	-	6,491	-	6,491
Dividend on preferred stock	-	-	-	-	(13,200)	-	(13,200)	-	(13,200)
Net loss	-	-	-	-	-	(1,044,833)	(1,044,833)	(2,571)	(1,047,403)

Balance at September 30, 2018	660,001	660	17,284,637	17,285	5,922,654	(6,720,002)	(779,402)	17,429	(761,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,047,403)	$(4,682,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	26,206	1,141,428
Employee stock based compensation	470,342	2,932,500
Gain on forgiveness of debt	3,000
Amortization of debt discount	14,656	-
Provision for merchant cash advances	23,914	-
Changes in operating assets and liabilities:
Merchant cash advances	(199,278)	-
Deferred merchant advance commissions	(30,943)	-
Prepaid expenses and other current assets	2,129	(23,044)
Accounts payable and accrued liabilities	134,694	264,876
Deferred revenue	75,253	-
Deferred compensation	106,203	182,344
Net cash used in operating activities	(421,227)	(184,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series C convertible preferred stock	165,000	-
Repayment of shareholder loans	(179,813)	(29,197)
Proceeds from shareholder loan	97,663	196,547
Proceeds from related party loans	188,641	-
Proceeds from long term loans	111,509	-
Proceeds from exercise of Warrants	2,438	-
Net cash provided by financing activities	385,438	167,350

NET DECREASE IN CASH	(35,789)	(17,084)
CASH AT BEGINNING OF PERIOD	136,188	17,355
CASH AT END OF PERIOD	$100,399	$271

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Stock issued for financing	$17,490	$-

CASH PAID FOR:
Interest	$7,262	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTE 1 - BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

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

On August 31, 2017 the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 90 shares owned by the Company and 10 shares owned by non-controlling interests. Holy Cacao is dedicated to providing recipes, packaging, and branding materials for specialty chocolate, including chocolate that contains CBD, to particular states within the US. Third party manufacturers that operate in states where cannabis is legal under state law may use the Company’s recipes to create chocolate infused with cannabis oil and sell the cannabis infused product under the Holy Cacao brand name, if the manufacturer obtains a licensing agreement that would allow for the use of the Company’s Holy Cacao brand name and packaging. However, the Company is not and will not be involved in the manufacture, distribution, or sale of cannabis or any product that contains cannabis. The Company has not currently earned any revenue from its Holy Cacao business, but is in the process of negotiating specialty chocolate production and packaging contracts with third party providers in anticipation of operating activities commencing in 2018. On November 3, 2017 the Company entered into a consulting agreement with Mr. Oded Brenner which is a performance-based agreement that requires Mr. Brenner to perform specific packaging, marketing and product development duties for the Company’s Holy Cacao subsidiary.

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. The Company may also provide cash advances directly to merchants.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s annual consolidated financial statements included within the Company’s Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 21, 2018.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2018 may not be indicative of results for the full year.

The noncontrolling interest represents the proportionate share of the proceeds received from the ten-percent sale of equity interest in our Holy Cacao subsidiary and any proportional share of income and loss.

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Company (“FDIC”) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

Starting in October 2017, the Company entered into a contract with TIER to participate in TIER’s purchase of merchant cash advances, which are short-term cash advances made to businesses in return for an agreed-upon amount of future sales, paid by the business in small, regular daily payments. During the nine months ending September 30, 2018, the Division participated in the purchase of 114 merchant cash advances from TIER.

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At September 30, 2018, the Company reserved an amount equal to 12% of the outstanding merchant cash advance balance at period end determined by the risk of default as disclosed by TIER along with management’s assessment. In addition, throughout the quarter the Company wrote off 9 merchant advances for a total of $88,505 for the quarter ended September 30, 2018.

Concentration Risks

As of and during the nine months ended September 30, 2018, the Company’s revenue and receivable from merchant cash advances were entirely derived from one merchant cash advance provider. However, the Company actively mitigates its portfolio concentration risk by monitoring its merchant cash advance provider’s ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across one hundred and fourteen (114) different merchants.

As of September 30, 2018, the Company’s receivables from merchant cash advances included $124,163 to one merchant, representing 38% of the Company’s merchant cash advance receivables. The Company did not earn revenues from any one merchant that were greater than or equal to 10% of the total revenues for the nine months ended September 30, 2018. The Company did not earn revenues from merchant cash advances for the nine months ended September 30, 2017.

As of December 31, 2017, the Company’s receivables from merchant cash advances included $55,875 to one merchant, representing 39% of the Company’s merchant cash advance receivables.

The Company recognizes the concentration of its merchant cash advance receivable, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding receivable balance. The Company actively takes steps to address this concentration risk, including the deployment of funds across a requisite number of merchants that has resulted in no revenue being earned from any one merchant that exceeds 10% of the total revenues earned for the nine months ended September 30, 2018.

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

During the three and nine months ended September 30, 2018, the Company recognized its merchant cash advance income as follows:

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

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate that contains CBD, and packaging targeted to particular states within the US. The research and development costs for the three months ended September 30, 2018 and 2017 were $15,000 and $10,500, respectively. The research and development costs for the nine months ended September 30, 2018 and 2017 were $45,000 and $17,500, respectively. These expenses are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding related party loans in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, the Company had a full valuation allowance against deferred tax assets.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of September 30, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of September 30, 2018.

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of September 30, 2018 and 2017 because their effect would be antidilutive.

The Company had 443,750 and 0 warrants to purchase common stock outstanding at September 30, 2018 and 2017, respectively. The Company had 1,970,000 and 0 warrants to purchase Series B preferred stock outstanding at September 30, 2018 and 2017, respectively. The Company has 660,000 Series C preferred shares and 1 Series A preferred share that are convertible into 660,000 and 5 shares of common stock at September 30, 2018, respectively. The Company had 0 preferred shares convertible into shares of common stock at September 2017. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the condensed consolidated statements of operations for the three months September 30, 2018 and 2017 were $7,085 and $146,925, respectively and $39,328 and $681,450, respectively, for the nine months ended September 30, 2018 and 2017.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of common stock and ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017. The Company’s periodic reporting now includes the consolidated results of operations of Holy Cacao, with the ten-percent ownership reported as noncontrolling interests. The operating expense for Holy Cacao for the three and nine months ended September 30, 2018 was $25,707. There was no revenue for Holy Cacao, for the three and nine months ended September 30, 2018.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company has elected early adoption of this pronouncement and it is reflected in these unaudited condensed consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Employment Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to the consulting contract, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of trading. On December 26, 2017, Mr. Kestenbaum agreed to a reduction in his 2017 annual salary from $120,000 to $40,000. This agreement has since been amended, where Mr. Kestenbaum now earns $40,000 per year for his role as Chairman of the Board and as Interim CEO. As of September 30, 2018 and December 31, 2017, the Company has accrued $70,000 and $40,000, respectively, in relation to his employment agreement, which is reflected in accounts payable on the accompanying unaudited condensed consolidated balance sheets.

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to the Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of trading. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019. This agreement has since been amended, where Mr. Keeley now earns an additional $40,000 per year for his role as a Director of the Board. As of September 30, 2018 and December 31, 2017, the Company has accrued $293,341 and $157,138, respectively, in relation to the employment agreements. $263,341 is included in deferred compensation in connection with his CFO role and $30,000 is included in accounts payable in connection with his Director role on the accompanying unaudited condensed consolidated balance sheets.

Related Party Transactions

On October 17, 2017, Obvia LLC, an entity which the Company’s Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate at the US Prime Federal Funds Rate +1% or 6.25% at September 30, 2018, to be compounded monthly. The note is secured by the full value of the borrower and matures on October 31, 2019. For the three and nine months ended September 30, 2018, the Company recorded $1,931 and $4,332, respectively, as interest expense related to this loan. There was no interest expense for the three and nine months ended September 30, 2017. As of September 30, 2018 and December 31, 2017, the principal balance of this loan was $100,000 and the accrued interest was $5,879 and $1,010, respectively.

On October 25, 2017, R and W Financial, an entity owned by a Company director, provided a non-interest bearing loan in the amount of $1,000 which matured and was paid back on October 25, 2018. As of September 30, 2018 and December 31, 2017, the principal balance of this loan was $1,000.

On November 2, 2017, Kennedy Business Center LLC, an entity owned by an immediate family member of a Company director, provided a loan in the amount of $90,000 bearing an interest rate of 10% which matures on November 30, 2018, but was paid back early on October 25, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 3, 2017 (see Note 4). The Company recorded a debt discount of $17,500 for the fair market value of the shares issued. During the three months ended September 30, 2018, the Company recorded $0 of interest expense related to the amortization of debt discount related to this loan and $2,250 of regular interest. During the nine months ended September 30, 2018, the Company recorded $11,667 of interest expense related to the amortization of debt discount related to this loan and $6,750 of regular interest. As of September 30, 2018 and December 31, 2017, the principal balance of this loan was $90,000 and $78,333 and the accrued interest was $3,750 and $1,166 respectively.

On April 26, 2018, R and W Financial, owned by a Company director provided an unsecured, non-interest bearing loan in the amount of $179,813 which matures on April 25, 2019 and which was used to pay the balance of the non-interest bearing short-term loans due to the Company Secretary, who is also a Director and shareholder of the Company.

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

All of the above transactions were approved by disinterested directors.

Director Agreements

On December 26, 2017, the Company entered into binding term sheets (the “Binding Term Sheets”) with each of the Directors of the Company. Pursuant to the Binding Term Sheets, each Director may be compensated with share-based and/or cash-based compensation. Each Director’s cash-based compensation for the period January 1, 2018 through December 31, 2018 will be $10,000 per quarter paid on a date determined by the majority vote of the Board of Directors. As of September 30, 2018, the Company has accrued $120,000 for directors’ compensation. The Directors’ share-based compensation for the period January 1, 2018 through December 31, 2018 will be a one-time award of the ability to purchase a particular amount of warrants, ranging from 40,000 to 200,000 (collectively the “Warrants”) with the following terms:

•

Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock of the Company. Each share of Series B Preferred Stock shall have voting rights equal to five (5) votes per share. Each share of Series B Preferred Stock is convertible into five (5) shares of the Company’s Common Stock (the “Common Stock”), including liquidation preference over Common Stock.

•	Duration – The Warrants entitle each Director to purchase the Series B Preferred Stock from the Company upon vesting, after January 1, 2018 (the “Original Issuance Date”) and before December 31, 2024.

•	Purchase Price - The purchase price is $0.51 per share of Series B Preferred Stock.

•	Vesting - The majority of the Warrants are subject to a 12-month period whereby the Warrants vest in equal monthly increments from January 1, 2018 through December 31, 2018 (the “Vesting period”).

The Company issued warrants with respect to 565,000 Series B Preferred Stock, in the aggregate, in relation to the Binding Term Sheets. The Company will expense the fair value of these warrants in the amount of approximately $288,000 ratably during the year ended December 31, 2018. As of September 30, 2018, the Company recorded $216,028 as compensation expense related to the warrants.

On May 10, 2018 the directors of the Company were awarded share-based compensation for the service period of May 10, 2018 through December 31, 2020, as a one-time award of the ability to purchase a particular amount of warrants, ranging from 80,000 to 400,000 (collectively the “Warrants”) with the following terms:

•

Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock of the Company. Each share of Series B Preferred Stock shall have voting rights equal to five (5) votes per share. Each share of Series B Preferred Stock is convertible into five (5) shares of the Company’s Common Stock (the “Common Stock”), including liquidation preference over Common Stock.

•	Duration – The Warrants entitle each Director to purchase the Series B Preferred Stock from the Company, after January 1, 2019 and before December 31, 2027.

•	Purchase Price - The purchase price is $0.60 per share of Series B Preferred Stock.

•

Cashless Exercise - If on the date the Director surrenders all or a portion of the Warrants for the purchase of Series B Preferred Stock or the equivalent number of shares of Common Stock, the per share market value of one share of Common Stock is greater than the exercise price of the equivalent Warrant, in lieu of exercising the Warrant by payment of cash, the Director may exercise the Warrant by a cashless exercise and shall receive a ratably lower number of shares of Series B Preferred Stock or the equivalent number of shares of Common Stock.

•

Vesting - The Warrants are subject to a 32-month period whereby the Warrants vest in equal monthly increments from May 10, 2018 through December 31, 2020 (the “Vesting period”). In the event the Director ceases to be a Director of the Company within the Vesting Period, the un-vested portion of the Warrants shall, at the discretion of the Company’s Board of Directors, cease to vest and be forfeited by the director.

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate, in relation to the Warrant Agreements. The Company will expense the fair value of these warrants in the amount of approximately $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. As of September 30, 2018, the Company recorded $113,689 as compensation expense related to the warrants.

NOTE 3 - DEBT

On July 23, 2018 the Company issued promissory notes of $100,000 and $18,000, respectively. The notes carry a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 and 18,000 shares of common stock were issued with the respective notes and will be amortized over the life of the loans which are due January 22, 2020 with a balloon payment.

NOTE 4 - STOCKHOLDERS’ DEFICIT

On March 1, 2017, an employment agreement containing an award of 750,000 shares of common stock was executed for the CFO. The shares were fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share. The shares were subject to a clawback provision during the CFO’s first year of service from February 1, 2017 through January 31, 2018. As such, the value of the shares was being amortized over 12 months. During the three months ended September 30, 2018 and 2017, the Company recorded $0 and $421,875 respectively, of compensation expense which is included in general and administrative expenses on the condensed consolidated statement of operations and $140,625 and $1,125,000 respectively, for the nine months ended September 30, 2018 and 2017.

On November 17, 2017, the Company entered into a consulting agreement for social media and public relation services whereby the Company is required to pay $3,000 in cash $2,000 in stock for a period of six months beginning December 1, 2017. On August 16, 2018, the Company entered into a new consulting agreement with the social media and public relation services provider whereby the Company is required to pay $3,000 in cash $1,500 in stock for a period of six months beginning August 16, 2018. In accordance with the November 17, 2017 agreement, the Company issued 23,363 shares of common stock with a fair market value of $8,000 and recorded this amount as general and administrative expenses during the nine months ended September 30, 2018. In accordance with the August 16, 2018 agreement, in the third quarter of 2018, the Company issued 17,500 shares of common stock with a fair market value of $3,000 and recorded this amount as general and administrative expenses during the nine months ended September 30, 2018.

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

On January 29, 2018, the Board elected to designate and authorize 3,000,000 Series C Preferred Shares.

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for 18 months from the date of issuance. For the quarter ending September 30, 2018, the Company recorded $4,950 related to the subscription agreement.

On May 10, 2018 Mr. Shimon Weiss, who is related to a Company Director, was retained as a consultant to provide investment advice to the Company for a 90-day period. The consultant was awarded 75,000 shares of common stock at a fair market value of $0.12 per share for $9,000.

On June 14, 2018 the Company issued 100,000 shares to a related party in connection with a $100,000 promissory note (See Note 2).

On July 23, 2018 the Company issued 118,000 shares in connection with two promissory notes for a total $118,000 (See Note 3).

On August 20, 2018 the Company issued 31,250 shares for the exercise of warrants issued to a service provider (See Notes 4 and 5).

Warrant Activity

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2017	100,000	1.45
Granted	375,000	0.08
Exercised	31,250	0.08
Forfeited or cancelled	-	-
Outstanding, September 30, 2018	443,750	$0.39

As of September 30, 2018, 146,875 warrants for common stock were exercisable and the intrinsic value of these warrants was $23,960.

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2017	690,000	0.51
Granted	1,280,000	0.60
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2018	1,970,000	$0.57

On May 10, 2018 the directors of the Company were awarded 1,280,000 warrants. Each warrant is convertible to 1 share of Series B Preferred Stock. Each share of Series B Preferred Stock shall have voting rights equal to five (5) votes per share. Each share of Series B Preferred Stock is convertible into five shares of the Company’s Common Stock, including liquidation preference over Common Stock, at an exercise price of $0.60 per share of Series B Preferred Stock. The warrants will vest over a 32-month period starting May 10, 2018 through December 31, 2020. As of September 30, 2018 there were 748,750 Series B Preferred Stock warrants exercisable.

As of September 30, 2018, the weighted average remaining contractual life was 7.10 years for warrants outstanding. As of September 30, 2018, the remaining expense is approximately $726,319 over the remaining amortization period which is 2.3 years

NOTE 5 - COMMITMENTS

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for18 months from the date of issuance. The total dividend payment for the three and nine months ending September 30, 2018 was $4,950 and $13,200 respectively.

On June 18, 2018 the Company entered into an agreement for media relation services for a term of 12 months from the date of the agreement. The Company will incur $10,000 for the publication of a syndicated news feature. For the quarter ended September 30, 2018, the Company did not incur any costs with respect to this agreement.

On July 1, 2018, the Company entered into an agreement for industry consulting services for a term of six months whereby the Company agrees to pay $5,000 per month for up to twenty hours of work per month. For the quarter ending September 30, 2018, the Company recorded $15,000 related to the agreement. These expenses are included in research and development expenses on the accompanying condensed consolidated statements of operations.

On July 16, 2018 the Company entered into a consulting agreement with a service provider that contains the following terms:

•	375,000 warrants were awarded as of the date of the agreement and will vest ratably over the next 12 months from the date of the agreement. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.078; fair market value of underlying stock of $0.08; expected term of 3 years; risk free rate of 2.67%; volatility of 316.46%; and dividend yield of 0%. The total intrinsic value of these warrants is $29,813 and will be expensed ratably over a period of 12 months. For the three and nine months ended September 31, 2018, the Company recorded an expense of $6,207 in relation to these warrants. As of September 30, 2018, a total of 78,125 warrants had vested and 31,250 were exercised.

•	5% equity ownership in the Company’s Holy Cacao subsidiary will be awarded immediately upon the successful launch of the Holy Cacao product line and the sale of the first production run of Holy Cacao product.

•	A $6,000 per month advance of Holy Cacao equity distribution will be awarded every month Holy Cacao earns a net profit over a period of twenty-four (24) consecutive months following the initial product launch and production sale.

•	300,000 warrants for shares of the Company’s common stock will be awarded after each of two consecutive twelve (12) month periods in which Holy Cacao earns a net profit from gross annual product sales of at least $1M. Each of the two 300,000 warrant awards will vest equally over a twelve (12) month period.

NOTE 6 - SUBSEQUENT EVENTS

On October 11, 2018 the Company issued a promissory note of $250,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. $150,000 was deployed to the Company's participation in merchant cash advances and $100,000 was advanced directly to a merchant. Additionally, 250,000 shares of common stock were issued with the note valued at $0.10 per share, which is the market value on the date of the agreement and will be amortized over the life of the loan which is due April 10, 2020 with a balloon payment.

On October 22, 2018 the Company amended the July 16, 2018 consulting agreement with a service provider to expand the service provider’s services in exchange for $12,500 and 125,000 shares of common stock valued at $0.10 per share, which is the market value on the date of the agreement.

On October 23, 2018, $5,000 due in connection with a July 1, 2018 industry consulting services agreement was forgiven by the vendor for the month of October 2018.

On October 24, 2018 the four directors of the Company were each awarded 85,000 shares of Series B Preferred Stock for a total 340,000 shares of Series B Preferred Stock in lieu of $120,000 director fees accrued for the period January 1, 2018 through September 30, 2018.

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

statements of First Foods’ expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause First Foods’ actual results to be materially different from any future results expressed or implied by First Foods in those statements. The most important facts that could prevent First Foods from achieving its stated goals include, but are not limited to, the following:

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

On August 31, 2017 the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 90 shares owned by the Company and 10 shares owned by non-controlling interests. Holy Cacao is dedicated to providing recipes, packaging, and branding materials for specialty chocolate, including chocolate that contains CBD, to particular states within the US. Third party manufacturers that operate in states where cannabis is legal under state law may use the Company’s recipes to create chocolate infused with cannabis oil and sell the cannabis infused product under the Holy Cacao brand name, if the manufacturer obtains a licensing agreement that would allow for the use of the Company’s Holy Cacao brand name and packaging. However, the Company is not and will not be involved in the manufacture, distribution, or sale of cannabis or any product that contains cannabis. The Company has not currently earned any revenue from its Holy Cacao business, but is in the process of negotiating specialty chocolate production and packaging contracts with third party providers in anticipation of operating activities commencing in 2018. On November 3, 2017 the Company entered into a consulting agreement with Mr. Oded Brenner which is a performance-based agreement that requires Mr. Brenner to perform specific packaging, marketing and product development duties for the Company’s Holy Cacao subsidiary.

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

As of September 30, 2018, our cash balance was $100,399 with current liabilities of $956,654.

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

Results of Operations for the Three Months Ended September 30, 2018 compared to the Three Months ended September 30, 2017

We had $38,601 of revenue for the three months ended September 30, 2018 compared to $0 in revenues for the three months ended September 30, 2017. Our increase in revenue was the result of merchant cash advance revenue earned through our 1st Foods Funding Division. For the three months ended September 30, 2018, our operating expenses were $424,101 which consisted of professional fees of $22,174 and general and administrative expenses of $401,927. Our net loss was $390,616. This was primarily due to costs associated with operating as a public company, including executive and director compensation, consulting and accounting fees, and advertising and promotion. For the three months ended September 30, 2017, our operating expenses were $622,630 which consisted of professional fees of $2,500 and general and administrative expenses of $620,130. As a result, our net loss was $622,630. This was primarily due to share-based executive compensation.

Results of Operations for the Nine Months Ended September 30, 2018 compared to the Nine Months ended September 30, 2017

We had $184,406 of revenue for the nine months ended September 30, 2018 compared to $0 in revenues for the nine months ended September 30, 2017. Our increase in revenue was the result of merchant cash advance revenue earned through our 1st Foods Funding Division. For the nine months ended September 30, 2018, our operating expenses were $1,201,512 which consisted of professional fees of $45,863 and general and administrative expenses of $1,155,649. Our net loss was $1,047,403 This was primarily due to costs associated with operating as a public company, including executive and director compensation, consulting and accounting fees, and advertising and promotion. For the nine months ended September 30, 2017, our operating expenses were $4,682,538 which consisted of professional fees of $132,052 and general and administrative expenses of $4,550,486. As a result, our net loss was $4,682,538. This was primarily due to share-based executive compensation.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $421,227 for the nine months ended September 30, 2018 and $184,434 for the nine months ended September 30, 2017. This resulted in a working capital deficiency of $458,475 at September 30, 2018 and $382,847 at December 31, 2017. This was due primarily to costs associated with operating a public company, including legal, accounting and consulting fees, and D&O insurance.

Net cash provided by financing activities amounted to $385,438 for the nine months ended September 30, 2018 and $167,350 provided by for the nine months ended September 30, 2017. In 2018 this was due to the proceeds of $397,813 in promissory notes, proceeds from the sale of $165,000 Series C convertible preferred stock, proceeds of $2,438 from the exercise of warrants, offset by the repayment of $179,813 of shareholder loans.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Concentration Risks

As of and during the nine months ended September 30, 2018, the Company’s revenue and receivable from merchant cash advances were entirely derived from one merchant cash advance provider. However, the Company actively mitigates its portfolio concentration risk by monitoring its merchant cash advance provider’s ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across one hundred and fourteen (114) different merchants.

As of September 30, 2018, the Company’s receivables from merchant cash advances included $124,163 to one merchant, representing 38% of the Company’s merchant cash advance receivables. The Company did not earn revenues from any one merchant that were greater than or equal to 10% of the total revenues for the nine months ended September 30, 2018. The Company did not earn revenues from merchant cash advances for the nine months ended September 30, 2017.

As of December 31, 2017, the Company’s receivables from merchant cash advances included $55,875 to one merchant, representing 39% of the Company’s merchant cash advance receivables.

The Company recognizes the concentration of its merchant cash advance receivable, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding receivable balance. The Company actively takes steps to address this concentration risk, including the deployment of funds across a requisite number of merchants that has resulted in no revenue being earned from any one merchant that exceeds 10% of the total revenues earned for the nine months ended September 30, 2018.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2018, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

No sales of unregistered equity securities occurred during the quarter ended September 30, 2018.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporation
3.1.2#	Amendment to Articles of Incorporation of the Registrant for Preferred Stock Designations
3.11+	Certificate of Amendment to the Certificate of Incorporation
3.2*	By-Laws
31.1	Section 302 Certification of Chief Executive OfficerSection 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial OfficerSection 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive OfficerSection 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial OfficerSection 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________

*	Filed as Exhibits to the Form S-1, filed on August 10, 2015, and incorporated herein by reference.
+	Filed as an Exhibit to the Form 8-K, filed on February 17, 2017, and incorporated herein by reference.
#	Filed as an Exhibit to the Form 10-Q, filed on May 15, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2018	By:	/s/ Harold Kestenbaum
Harold Kestenbaum, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: November 13, 2018
Harold Kestenbaum,
Chairman of the Board and
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: November 13, 2018
Mark J. Keeley,
Chief Financial Officer

By:	/s/ Hershel Weiss	Dated: November 13, 2018
Hershel Weiss,
Director

