Form 10-K
period 2018-12-31
First Foods Group, Inc.
filed 2019-03-29
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $761,789 as of June 30, 2018 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported).

There were 17,866,587 shares of the registrant’s common stock outstanding as of March 19, 2019.

PART I

Item 1. Business.

First Foods Group, Inc. (the "Company" or “First Foods”) is a smaller reporting company focused on developing its specialty chocolate line and participating in merchant cash advances through its 1st Foods Funding Division (the “Division”). First Foods continues to pursue new foodservice brands and menu concepts.

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 90 shares owned by the Company and 10 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate, as well as licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a hemp-based or marijuana-based ingredient. The Company is in the business of licensing its IP to third parties that may produce, package, distribute or sell hemp-based or marijuana-based products, but only in those states where such activities are legal. The Company has not currently sold any product and has not currently earned any revenue from its Holy Cacao business. On February 27, 2019 the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult”. Holy Cacao has submitted multiple applications to the USPTO for additional brand names, including “Mystere” among others. The Company has executed two Holy Cacao agreements. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019 the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to begin producing its specialty chocolate product and selling it to manufacturing and wholesaling companies.

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. The Company may also provide cash advances directly to merchants.

OUR PRINCIPAL PRODUCTS AND SERVICES

We are primarily focused on developing our specialty chocolate line and related IP through our Holy Cacao subsidiary. We have developed twenty-three (23) proprietary recipes for our specialty chocolate product line that we have tested in a fully staffed and fully equipped state of the art manufacturing facility. We actively market our specialty chocolate product line on a full-time basis to our extensive network of manufacturers and wholesalers on an individual basis, as well as through multiple industry specific trade shows, through our on-line website presence, and through our ongoing collaboration with a diverse team of leading industry consultants who specialize in media relations, public relations, and investor relations. We have also obtained a trademark from the USPTO for “The Edibles’ Cult” brand and have submitted multiple applications to the USPTO for additional brand names, including “Mystere” among others. These efforts have culminated in two Holy Cacao agreements, including a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s specialty chocolate product line and a Facility Access and Wholesale Production Purchase and Sale Agreement that allows us to begin commercial production of our specialty chocolate product line and allows our first commercial buyer to begin submitting purchase orders to us.

We are secondarily involved in merchant cash advance participations. When a merchant cash advance is purchased, the Company records a merchant cash advance participation receivable for the purchase price. The purchase price consists of the merchant cash advance principal plus an up-front commission that is amortized over the term of the merchant cash advance. The amount of the commission is negotiated between the Company and TIER for each contract. The standard commission is 15% of the merchant cash advance principal but can be reduced depending upon the credit worthiness of the merchant. If a merchant cash advance contract is signed in one period, but not paid until a subsequent period, a corresponding liability is established in the current period.

At the time the merchant cash advance is purchased, the Company records a deferred revenue liability, which is the total future receivable due to the Company less the principal amount of the merchant cash advance. Revenue is recognized and the deferred liability is reduced over the term of the merchant cash advance.

TIER maintains a bank account on behalf of the Company. Each day, TIER receives payment, reflected in the bank account, for each merchant cash advance TIER has purchased on behalf of the Company from various merchant cash advance providers. The Company reduces its merchant cash advance balance by the cash received, which is net of platform fees. Platform fees are a daily charge associated with the ACH service and the financial and reporting management software platform provided by TIER. The platform fees are also negotiated between the Company and TIER for each contract but are typically 4% of the daily merchant cash advance principal amount.

TARGET MARKET AND OUR NICHE WITHIN

Our highest priority target market consists of chocolate manufacturers and wholesalers who have a desire to use our high-end, specialty chocolate as an important raw ingredient for their ultimate retail product. We continue to pursue target markets that, based upon the experience of our Board, offer high growth potential that we can realize by applying our niche franchising expertise.

Our secondary target market consists of merchant cash advance participations. We are aware of an increasing demand for lending services and products for small businesses, and we believe the merchant cash advance market is in a growth mode that presents us with significant opportunity. Furthermore, we believe the small business lending market is underserved and the ability of small businesses to obtain credit with traditional banking institutions is difficult. Our niche approach is to participate with other syndicated participants in a broad range of merchant cash advances, as well as selectively issue merchant cash advances directly to merchants we know well.

COMPETITION, OUR COMPETITIVE STRATEGY AND METHODS OF COMPETITION

Our competition consists of companies that operate in the specialty chocolate industry. Our competitive strategy is to target the consumers of specialty, high-end chocolate.

MARKETING, MARKETING OBJECTIVES AND STRATEGIES

The Company markets its specialty chocolate, as well as related IP and packaging, to existing and emerging food service companies, focusing specifically on brand development.

Our Marketing Objectives are as follows:

•	Establishing and promoting our presence in our selected targeted market; and
•	Building a network of food service industry professional relationships and referrals.

To promote and market our products, we have invoked the following strategies:

•	Enhanced our online presence via our Company website reflecting our scope of products offered.
•	Implemented a PR campaign to obtain publicity and increase visibility for our business.

Currently, the Company’s officers and directors promote our specialty chocolate, IP and packaging through many channels, including networking at local industry events and Internet sources. The Company does not actively market its merchant cash advance participation because all marketing activities are performed by the merchant cash advance providers, such as TIER. We anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the food service industry and by using technical and marketing consultants, which will allow qualified individuals to join our management team and Board of Directors.

RESEARCH AND DEVELOPMENT

The Company has engaged market and branding consultants to research and develop specialty chocolate products, IP and packaging targeted to particular states within the US.

EMPLOYEES

The Company currently has one full time employee, Mark J. Keeley, who is a director and our Chief Financial Officer. Harold Kestenbaum is a director consultant serving in the role of interim Chief Executive Officer. Abraham Rosenblum is a director serving in the role of Secretary. These individuals, along with director Hershel Weiss, are responsible for operations, product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan. Additionally, the Company retained a prospective employee to become a permanent employee when he obtains his United States visa and the Company may legally hire him. It is anticipated that this employee will work in the facility we have contracted and will assist with the manufacturing, packaging and distribution of the Company’s specialty chocolate product line.

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

Our officers and directors receive compensation for their services during the development stage of our business operations. Our officers and directors are reimbursed for any out-of-pocket expenses they may incur on our behalf. We anticipate adding a permanent Executive Chef over the next twelve (12) months. We do not currently have any benefits, such as health or life insurance, available to our employee or directors.

Item 1A. Risk Factors.

 Our current and prospective investors should carefully consider the following risks and all other information contained in this report, including our audited consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties described below are not the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

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

We have limited cash on hand which creates substantial doubt about our ability to continue as a going concern.

In their reports for fiscal years ended December 31, 2018 and 2017, our auditors have expressed that substantial doubt exists about our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures for the foreseeable future and anticipate that our expenses will increase substantially in the foreseeable future. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We will need additional financing.

Since our formation, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including participating in merchant cash advances. Accordingly, on a regular basis we need, or we may need, to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for small business or merchant cash advances in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing may increase due to market volatility, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In particular, we may require additional access to capital to support our merchant cash advance participation. In order to participate in merchant cash advances, we have used, and expect to continue to use, our available cash on hand. If we are unable to adequately maintain our cash resources, we may delay non-essential capital expenditures; implement cost cutting procedures; delay or reduce future hiring; or reduce our rate of future participation compared to the current level. There can be no assurance that we can obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce merchant cash advance participation or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.

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

If we fail to attract and retain key personnel, our business and operating results may be armed.

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

We may license our Holy Cacao name, brand, and recipes, and sell the Company’s Holy Cacao packaging material in those states where such activity is legal.

New legislation or regulation, or the application of existing laws and regulations to the medical and consumer hemp or cannabis industries could add additional costs and risks to doing business. We and our licensees, if any, will be subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. It is reasonable to assume that as hemp and cannabis use becomes more mainstream that the FDA and or other federal, state and local governmental agencies will impose regulations covering the purity, privacy, quality control, security and many other aspects of the industry, all of which will likely raise the cost of compliance thereby reducing profits or even making it more difficult to continue operations, either of which scenarios, if they occur, could have a negative impact on our business and operations.

The market may not readily accept our buyer’s products.

Demand and market acceptance for our licensed brand and packaging for our buyer’s new hemp or cannabis infused products are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our buyer’s hemp or cannabis products, market acceptance will need to be achieved. Our marketing strategy may be unsuccessful and is subject to change as a result of a number of factors, including changes in market conditions (including the emergence of new market segments which in our judgment can be readily exploited through the use of our technology), the nature of possible license and distribution arrangements and strategic alliances which may become available to us in the future and general economic, regulatory and competitive factors. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our buyer’s proposed products. We currently have only limited resources to enhance our technology or to develop new products.

If we are unable to protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also intend to enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our packaging and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products.

We have entered into the Merchant Cash Advance (“MCA”) business which carries separate risk from the food industry.

Reliance on proprietary merchant cash advance credit models, which involve the use of qualitative factors that are inherently judgmental could result in merchant defaults which would affect our profitability.

The MCA participations and MCA advances that we own will be relatively illiquid, and we may not be able to liquidate those investments in a timely manner.

Any MCA participations and MCA advances that we make or otherwise acquire will likely be relatively illiquid with no established market for their purchase and sale, and there can be no assurance that we will be able to liquidate those investments in a timely manner. Although these investments will likely generate income, the return of capital and the realization of gains, if any, from such investments generally will occur only upon the partial or complete disposition of such MCA participation or advance, or its repayment or collection.

Our MCA participations and advances may become uncollectible, and large amounts of uncollectible participations and advances may materially affect our performance.

Our MCA participations and advances will be relatively illiquid and substantial risks are involved. Most, and possibly all, of the merchants who receive cash advances from the MCA providers we use are required to sign a confession of judgement, which legally requires the merchant to pay back the advance, as long as the merchant continues as a going concern. Although we expect to attempt to use background checks and other forms of due-diligence information to mitigate the risk of uncollectible debt resulting from bankruptcy, no assurance can be made that we will be able to do so. If our MCA portfolio contains a large portion of uncollectible debt, our performance may be negatively affected. In addition, if any business defaults on an MCA transaction, we may be required to expend monies in connection with foreclosure proceedings and other remedial actions, which expenditures could materially and adversely affect our financial performance. Although our MCA advances, both direct and syndicated, will be structured so as not to be characterized as loans, MCA advances present many of the same risks. For example, we may be unable to collect the full amount of the merchant cash advance receivable we acquire through an advance. In any such case, here again we may be required to expend monies in connection with remedial actions, which expenditures could materially and adversely affect our financial performance.

We will have the right to obtain credit lines as part of our investment strategy, even though we presently do not intend to do so. Any leverage we incur in building and growing our business may substantially increase our risk of loss.

Although we do not presently have intentions to obtain credit lines, we will not be restricted from doing so and we may in the future determine that this is an effective way to capitalize the Company. In such a case, the use of leverage (debt) will increase both net returns as well as risk since we may not be able to pay interest obligations associated with our own borrowing.

Our MCA participations may be concentrated, which could lead to increased risk.

Our MCA participations may be concentrated in a limited number of investments or investments to one business or affiliated businesses. Thus, our stockholders may have limited diversification. In addition, if we make an investment in a single transaction with the intent of refinancing or selling a portion of the investment, there is a risk that we will be unable to successfully complete such a refinancing or sale. This could lead to increased risk as a result of having an unintended long-term investment and reduced diversification.

If third parties default or file for bankruptcy, we could suffer losses.

We could suffer losses if our MCA recipients were to default. Any such default or bankruptcy could have a material and adverse impact on our results of operation, our financial condition and our business prospects.

We will face significant competition from many well-established companies.

We will face competition from existing players in the market, virtually all of whom have longer operating histories and greater financial resources than we do. In addition, there may be barriers to entry in certain market segments or niches, which may be difficult for us to overcome given our limited assets, staffing and expertise. Even if we are able to increase our financial and operational resources, we may be unable to successfully enter the various market segments or niches we intend to, or successfully compete in, those segments and niches. Any failure on our part to do so could have a materially adverse impact on our business prospects and operations.

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

Our business is subject to regulation, and changes in laws and regulations governing our business, or changes in the interpretation of such laws and regulations, could negatively affect our business.

Over the last few years, federal and state regulatory and other policymaking entities have taken an increased interest in marketplace and online lending, including online small business lending. For example, in July 2015, the U.S. Department of the Treasury issued a public request for information regarding expanding access to credit through online marketplace lending. Activity in various states has also increased, including in the states of California and New York. In December 2015, the California Department of Business Oversight announced an inquiry into the marketplace lending industry and requested information from fourteen marketplace and online lenders. The New York Department of Financial Services opened a formal investigation of marketplace and online lending in December 2018. These initiatives were presented as information gathering projects to assist federal and state officials in better understanding, among other things, the methods, role and impact of online and marketplace lending on credit markets. These initiatives either have resulted, or are expected to result, in policy recommendations that could impact merchant cash advance business practices and operations, if the recommendations result in new laws or regulations. For example, if New York were to enact legislation requiring licensure by commercial lenders or imposing certain applicable rate caps or other provisions inconsistent with current merchant cash advance business practices and alternative solutions were not available, we could be required to reevaluate our participation in merchant cash advances. We expect these and other types of legislative and regulatory activities to continue in the future as marketplace and online lending grow and become the subject of greater public interest. For example, with the prospect of easing regulatory burdens at the federal level under the current administration, some states have indicated their intention to take more aggressive regulatory action. We cannot predict the outcome of these or other comparable future activities, when or whether they will lead to new laws, regulations or other actions or what they might be. However, the impact and cost of any possible future changes to laws or regulations could be substantial and could also require us to change our business practices and operations in a manner that adversely impacts our business. Changes in laws or regulations, including recent changes under the Tax Cuts and Jobs Act of 2017 (and any related Treasury regulations, rules or interpretations, if and when issued), or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we currently conduct business or make it more difficult or costly for us to participate in merchant cash advances. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits and damage to the merchant cash advance industry, which could have a material adverse effect on our business and financial condition. A proceeding relating to one or more allegations or findings of our merchant cash advance provider’s violation of such laws could impair the ability to collect payments on advances or to participate in additional advances.

Public perception of merchant cash advance businesses as predatory or abusive could adversely affect our business.

In recent years, much of the media reporting on the merchant cash advance industry has focused on the cost to a small business for this type of financing arrangement, which is higher than the interest typically charged by traditional banking institutions in situations where they are willing to engage in traditional credit transactions. On occasion, media reports have characterized merchant cash advance businesses as predatory or abusive toward small business clients. If this negative characterization of our business becomes widely accepted, demand for our services could significantly decrease, which could adversely affect our results of operations primarily by decreasing our revenues. Negative perception of our business activities could also result in our industry being subject to more restrictive laws and regulations and greater exposure to litigation.

General economic conditions will likely affect our charge-offs and demand for our services, and accordingly, our results of operations could be adversely affected by a general economic slowdown or other negative economic conditions.

Provision for MCA participation losses and MCA advance losses, net of recoveries, may comprise one of our largest operating expenses. Any changes in economic factors that adversely affect MCA advance customers, such as an economic downturn or high unemployment, could result in higher loss experiences than anticipated, which could in turn adversely affect our charge-offs. Moreover, a sustained deterioration in the economy would likely cause a decrease in demand for merchant cash advance services. Any general economic conditions negatively affecting our charge-offs or demand for our services could materially and adversely affect our operating results.

When we make MCA advances either by ourselves or as part of a syndicated group, we will be subject to the risk of fraud by small business clients seeking the advance.

We will be subject to fraud risk whenever we make an MCA advance by ourselves or as part of a syndicated group. Small business recipients of the advance may, for example, present information that is false. In any such case, we will likely be unable to collect our receivable relating to an MCA advance. Widespread fraud of this type could adversely affect our operating results and the prospects for our business. This could also be a concern with respect to our MCA participations.

Risks Related to the Securities Markets and Ownership of Our Common and Preferred Stock

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

Our Board of Directors has sole discretion to create new classes of preferred stock.

Our Certificate of Incorporation authorizes the issuance of preferred stock with such rights and preferences as our Board of Directors may determine from time to time in its sole discretion. Accordingly, under the Certificate of Incorporation, the Board may designate and issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights that could impact the rights of the holders of our Preferred Shares although the Certificate of Designation for the Preferred Shares limits the power of the Board of Directors to designate and issue classes of preferred stock that are senior in right of liquidation or dividends to the Preferred Shares. Specifically, the holders of a majority of the Preferred Shares must approve or consent any designation and issuance of a class of preferred stock ranking senior to the Preferred Shares.

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

We have a large number of authorized but unissued shares of our common and preferred stock.

We have a large number of authorized but unissued shares of common and preferred stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock. Our management will continue to have broad discretion to issue shares of our common and preferred stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required. If our management determines to issue shares of our common or preferred stock with conversion rights or special voting rights from the large pool of authorized but unissued shares for any purpose in the future, your ownership position would be diluted without your further ability to vote on that transaction. Under the Company’s Certificate of Incorporation, the Board of Directors may designate and issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights that are senior in right to common stock. For example, the Company’s Class A Preferred Stock provides 50% voting rights to the Company’s two founding Directors.

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

Item 1B. Unresolved Staff Comments.

The Company has no SEC staff comments.

Item 2. Properties.

The Company does not own property. The Company pays a fee to Incorp Services, Inc. to maintain a corporate office headquartered at 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014. All directors and officers of the Company work remotely at no cost to the Company. The Company has access to and uses a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate.

Item 3. Legal Proceedings.

As of March 19, 2019, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

	2018		2017
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$0.89	$0.16	$2.84	$1.10
Second Quarter	$0.23	$0.09	$2.22	$1.32
Third Quarter	$0.26	$0.04	$1.89	$0.40
Fourth Quarter	$0.16	$0.06	$0.54	$0.12

The closing sales price of the Company’s common stock on March 19, 2019 was $0.12 per share.

Holders

As of the date of this report there were approximately 41 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends on our common stock during the year ended December 31, 2018.

Transfer Agent and Registrar

The transfer agent and registrar for First Foods’ common stock is Manhattan Transfer Registrar Co., 531 Cardens Court, Erie CO 80516, telephone 631-928-7655.

Authorization of Our Securities

On October 25, 2017, and as amended on November 2, 2018, the Board of Directors of the Company designated 100,000,000 authorized common shares and 20,000,000 authorized preferred shares to have preferences and terms as shall be determined by the Board of Directors from time to time. The preferred shares were authorized into three series. Series A Convertible Preferred Shares was designated with one share. Series B Convertible Preferred Shares was designated with 4,999,999 shares. Series C Convertible Preferred Shares was designated with 3,000,000 shares.

The Series A Convertible Preferred Share has voting rights equal to fifty percent (50%) of the voting rights of all outstanding classes of capital stock of the Company and the share is convertible into five (5) shares of the Company’s common stock, including liquidation preference over common stock.

Series B Convertible Preferred Shares have voting rights equal to five (5) votes per share and each share is convertible into five (5) shares of the Company’s common stock, including liquidation preference over common stock.

Series C Convertible Preferred Shares have voting rights equal to one (1) vote per share and each share is convertible into one (1) share of the Company’s common stock, including liquidation preference over common stock.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the year ended December 31, 2018.

Unregistered Sales of Common Shares

No sales of unregistered common shares occurred during the year ended December 31, 2018.

Unregistered Sales of Series A, B and C Preferred Shares

On October 25, 2017, one (1) share of Series A Preferred was issued to Rosenweiss Capital LLC, a related party. The share was considered general and administrative expense and valued at $577,005, representing a fair market value determined by the Board of Directors, in which the directors considered in part a valuation report of a third-party expert.

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Shares for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for 18 months from the date of issuance. For the year ending December 31, 2018, the Company recorded $18,150 of dividend expense related to the subscription agreement.

On October 24, 2018, the four directors of the Company were each awarded 85,000 Series B Preferred Shares for a total 340,000 shares in lieu of $120,000 director fees accrued for the period January 1, 2018 through September 30, 2018.

On December 17, 2018, the four directors of the Company were each awarded 33,333 Series B Preferred Shares for a total 133,332 shares in lieu of $40,000 director fees accrued for the period October 1, 2018 through December 31, 2018.

The unregistered sales of the Series A, B and C Preferred Shares (the “Shares”) were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sales. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sales of the Shares. There was no advertisement or general solicitation made in connection with the offer and sales of the Shares.

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

In addition, there is no assurance that (i) First Foods will be profitable, (ii) First Foods will be able to successfully develop, manage or market its products and services, (iii) First Foods will be able to attract or retain qualified executives and personnel, (iv) First Foods will be able to obtain customers for its products or services, (v) additional dilution in outstanding stock ownership will not be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and (vi) there are no other risks inherent in First Foods' business.

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

General

First Foods is currently a “smaller reporting company” under the JOBS Act. A company loses its “smaller reporting company” status on (i) the day its public float becomes greater than or equal to $250,000,000 or (ii) had annual revenues of less than $100,000,000 and either: (A) had no public float or (B) had a public float of less than $700,000,000. As a “smaller reporting company,” First Foods is exempt from certain obligations of the Exchange Act, including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the Company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as a “smaller reporting company”, First Foods is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as First Foods qualifies as a “smaller reporting company.” However, a “smaller reporting company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

First Foods is focused on growing its own new concepts, both through proprietary development and through mergers, acquisitions, and licensing arrangements. First Foods is also focused on the participation in merchant cash advances through its 1st Foods Funding Division.

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

On March 1, 2017, Mark J. Keeley accepted the appointment to be the Chief Financial Officer of the Company.

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 90 shares owned by the Company and 10 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate, as well as licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a hemp-based or marijuana-based ingredient. The Company is in the business of licensing its IP to third parties that may produce, package, distribute or sell hemp-based or marijuana-based products, but only in those states where such activities are legal. The Company has not currently sold any product and has not currently earned any revenue from its Holy Cacao business. On February 27, 2019 the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult”. Holy Cacao has submitted multiple applications to the USPTO for additional brand names, including “Mystere” among others. The Company has executed two Holy Cacao agreements. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019 the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to begin producing its specialty chocolate and selling it to manufacturing and wholesaling companies.

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

As of December 31, 2018, our cash balance was $30,426 with current liabilities of $866,306.

Results of Operations

Results of Operations for the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

We had $251,083 of merchant cash advance income (“MCA income”) for the year ended December 31, 2018 compared to $15,708 in MCA income for the year ended December 31, 2017. Our increase in revenue was the result of an increase of merchant cash advances which resulted from an increase in our long-term promissory notes that required the use of funds to be dedicated to merchant advance participation. For the year ended December 31, 2018, our operating expenses were $2,184,296 which consisted of professional fees of $74,390, general and administrative expenses of $2,001,812 (consisting primarily of non-cash expenses incurred through the issuance of securities as compensation) and a provision for potential merchant cash advance defaults of $108,094. Our net loss was $1,973,478. This was primarily due to costs associated with operating as a public company, including executive and director compensation, consulting and accounting fees, and advertising and promotion. For the year ended December 31, 2017, our operating expenses were $5,798,800 which consisted of professional fees of $136,782, general and administrative expenses of $5,641,802 and a provision for potential merchant cash advance defaults of $20,216. As a result, our net loss was $5,618,070. Our decrease in net loss was primarily due to less share-based executive compensation awarded in 2018 that was issued at a significantly lower market price than in 2017.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $(650,199) for the year ended December 31, 2018 and $(434,625) for the year ended December 31, 2017. This resulted in a working capital deficit of $(186,127) at December 31, 2018 and $(382,847) at December 31, 2017. This was due primarily to increased costs associated with operating a public company, and an increase of MCA participations.

Net cash provided by financing activities amounted to $544,437 for the year ended December 31, 2018 and $553,458 for the year ended December 31, 2017. In 2018, this was due to the proceeds of $647,813 from long term and related party loans, proceeds from the sale of $165,000 Series C convertible preferred stock, and proceeds of $2,437 from the exercise of warrants, which was offset by the repayment of $270,813 of shareholder and related party loans. In 2017, this was due primarily from the sale of a noncontrolling interest in the Holy Cacao subsidiary and proceeds from related party and shareholder loans.

Going Concern

The Company’s audited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The Company does not have sufficient cash flow for the next twelve months from the issuance of these audited consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary, if the Company is unable to continue as a going concern.

Concentration Risks

As of and during the year ended December 31, 2018, the Company’s merchant cash advance income (“MCA income”) and advances from merchant cash advances were derived from one merchant cash advance provider. However, the Company actively mitigates its portfolio concentration risk by monitoring its merchant cash advance provider’s ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across 169 different merchants.

As of December 31, 2018, the Company’s receivables from merchant cash advances included $232,484 from two merchants ($141,539 and $90,945), representing 41% of the Company’s merchant cash advances. The Company did not earn MCA income from any one merchant that exceeded 10% of total MCA income for the year ended December 31, 2018.

As of December 31, 2017, the Company’s merchant cash advances included $55,875 to one merchant, representing 38% of the Company’s merchant cash advances. The Company earned MCA income from this same merchant of $11,025, representing 70% of total MCA income for the year ended December 31, 2017.

The Company recognizes the concentration of its merchant cash advances, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding merchant cash advances. The Company actively takes steps to address this concentration risk, including the deployment of funds across a requisite number of merchants that has resulted in advances from only two merchants that exceeds 10% of the total receivable balance as of December 31, 2018 and no revenue being earned from any one merchant that exceeds 10% of the total MCA income earned for the year ended December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First Foods Group, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Foods Group, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2017.

Marlton, New Jersey

March 29, 2019

First Foods Group, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$30,426	$136,188
Merchant cash advances, net of allowance $82,354 and $20,216, respectively	562,488	148,253
Prepaid expenses and other current assets	36,506	36,806
Deferred merchant advance commissions	50,759	8,543
TOTAL ASSETS	$680,179	$329,790

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$317,356	$147,619
Deferred revenue	176,115	48,734
Shareholder loan	-	179,813
Related party loans, net	372,835	179,333
Deferred compensation	-	157,138
TOTAL CURRENT LIABILITIES	866,306	712,637

Long term loans, net	342,119	-
TOTAL LIABILITIES	1,208,425	712,637

Commitments

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 and 8,000,000 shares authorized: respectively
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 473,332 and 0 issued and outstanding, respectively ($160,000 liquidation preference)	473	-
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 and 0 shares issued and outstanding, respectively ($183,150 liquidation preference)	660	-
Common stock: $0.001 par value,100,000,000 and 70,000,000 shares authorized, 17,709,087 and 16,919,524 shares issued and outstanding, respectively	17,709	16,920
Additional paid-in capital	7,081,559	5,255,402
Accumulated deficit	(7,637,029)	(5,675,169)
Total First Foods Group, Inc. Deficit	(536,628)	(402,847)

Noncontrolling interests	8,382	20,000
Total deficit	(528,246)	(382,847)
TOTAL LIABILITIES AND DEFICIT	$680,179	$329,790

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017

Merchant cash advance income, net	$251,083	$15,708
TOTAL REVENUE	251,083	15,708

OPERATING EXPENSES
Professional fees	74,390	136,782
General and administrative	2,001,812	5,641,802
Provision for merchant cash advances	108,094	20,216
Total Operating Expenses	2,184,296	5,798,800

LOSS FROM OPERATIONS	(1,933,213)	(5,783,092)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	15,500	173,116
Interest expense	(55,765)	(8,094)

Loss before income taxes	(1,973,478)	(5,618,070)

Provision for income taxes	-	-

NET LOSS	(1,973,478)	(5,618,070)

Non-controlling interest share of loss	11,618	-
Dividends on preferred stock	(18,150)	-

Net loss attributed to shareholders of First Foods Group, Inc.	$(1,980,010)	$(5,618,070)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.12)	$(0.35)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	17,197,004	15,830,390

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Changes in Equity (Deficit)

					Additional		Total First	Non-
	Preferred Stock		Common Stock		paid-in	Accumulated	Foods Group,	controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	deficit

Balance at December 31, 2016	-	$-	14,150,000	$14,150	$42,949	$(57,099)	$-	$-	$-

Preferred stock issued for director services	1	-	-	-	577,005	-	577,005	-	577,005
Common stock issued for cash and noncontrolling interest	-	-	800,000	800	179,200	-	180,000	20,000	200,000
Common stock issued for director services	-	-	900,000	900	1,806,600	-	1,807,500	-	1,807,500
Common stock issued for CFO services	-	-	750,000	750	1,546,125	-	1,546,875	-	1,546,875
Common stock issued to consultants for services	-	-	619,524	620	1,001,808	-	1,002,428	-	1,002,428
Common stock cancelled	-	-	(350,000)	(350)	350	-	-	-	-
Common stock issued for related party loans	-	-	50,000	50	17,450	-	17,500	-	17,500
Warrants issued for CFO services	-	-	-	-	63,725	-	63,725	-	63,725
Warrants issued for consultant services	-	-	-	-	20,190	-	20,190	-	20,190
Net loss	-	-	-	-	-	(5,618,070)	(5,618,070)	-	(5,618,070)
Balance at December 31, 2017	1	$-	16,919,524	$16,920	$5,255,402	$(5,675,169)	$(402,847)	$20,000	$(382,847)

Common stock issued to consultants for services	-	-	290,313	290	36,710	-	37,000	-	37,000
Warrants issued for director services	-	-	-	-	1,084,869	-	1,084,869	-	1,084,869
Warrants issued for consultant services	-	-	-	-	13,808	-	13,808	-	13,808
Warrants issued in lieu of deferred compensation	-	-	-	-	200,000	-	200,000	-	200,000
Common stock issued for CFO services	-	-	-	-	140,625	-	140,625	-	140,625
Preferred stock issued for cash	660,000	660	-	-	164,340	-	165,000	-	165,000
Preferred stock issued for director services	473,332	473	-	-	159,527	-	160,000	-	160,000
Common stock issued for related party loan	-	-	100,000	100	10,900	-	11,000	-	11,000
Common stock issued for exercise of warrants	-	-	31,250	31	2,406	-	2,437	-	2,437
Common stock issued for loans payable	-	-	368,000	368	31,122	-	31,490	-	31,490
Dividend on preferred stock	-	-	-	-	(18,150)	-	(18,150)	-	(18,150)
Net loss	-	-	-	-	-	(1,961,860)	(1,961,860)	(11,618)	(1,973,478)
Balance at December 31, 2018	1,133,333	$1,133	17,709,087	$17,709	$7,081,559	$(7,637,029)	$(536,628)	$8,382	$(528,246)

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,973,478)	$(5,618,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	50,809	1,086,343
Employee stock based compensation	1,447,994	3,931,380
Gain on forgiveness of debt	(15,500)	(173,116)
Amortization of debt discount	21,297	5,833
Provision for merchant cash advances	62,138	20,216
Changes in operating assets and liabilities:
Merchant cash advances	(476,373)	(168,469)
Deferred merchant advance commissions	(42,216)	(8,543)
Prepaid expenses and other current assets	300	(36,806)
Accounts payable and accrued liabilities	304,587	291,610
Deferred revenue	127,381	48,734
Deferred compensation	(157,138)	186,263
Net cash used in operating activities	(650,199)	(434,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of noncontrolling interest in subsidiary	-	200,000
Proceeds from the sale of Series C convertible preferred stock	165,000	-
Proceeds from shareholder loans	-	209,010
Repayment of shareholder loans	(179,813)	(29,197)
Proceeds from long term loans	368,000	-
Proceeds from related party loans	279,813	173,645
Repayments of related party loans	(91,000)	-
Proceeds from exercise of warrants	2,437	-
Net cash provided by financing activities	544,437	553,458

NET (DECREASE) INCREASE IN CASH	(105,762)	118,833
CASH AT BEGINNING OF YEAR	136,188	17,355
CASH AT END OF YEAR	$30,426	$136,188

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for related party loans	$11,000	$17,500
Common stock issued for long term loans	$31,490	$-
Warrants issued in lieu of deferred compensation	$200,000	$-

CASH PAID FOR:
Interest	$11,091	$417
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the "Company" or “First Foods”) is a smaller reporting company focused on developing its specialty chocolate line and participating in merchant cash advances through its 1st Foods Funding Division (the “Division”). First Foods continues to pursue new foodservice brands and menu concepts.

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 90 shares owned by the Company and 10 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate, as well as licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a hemp-based or marijuana-based ingredient. The Company is in the business of licensing its IP to third parties that may produce, package, distribute or sell hemp-based or marijuana-based products, but only in those states where such activities are legal. The Company has not currently sold any product and has not currently earned any revenue from its Holy Cacao business. On February 27, 2019 the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult”. Holy Cacao has submitted multiple applications to the USPTO for additional brand names, including “Mystere” among others. The Company has executed two Holy Cacao agreements. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019 the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to begin producing its specialty chocolate and selling it to manufacturing and wholesaling companies.

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. The Company may also provide cash advances directly to merchants.

Liquidity and Going Concern

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The noncontrolling interest represents the proportionate share of the proceeds received and also the income and loss pickup from the ten-percent sale of equity interest in our wholly owned subsidiary; Holy Cacao.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At December 31, 2018 and 2017, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

Starting in October 2017, the Company entered into a contract with TIER to participate in TIER’s purchase of merchant cash advances, which are short-term cash advances made to businesses in return for an agreed-upon amount of future sales, paid by the business in small, regular daily payments. During the year ended December 31, 2018, the Division participated in 169 merchant cash advances from TIER.

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At December 31, 2018, the Company reserved an amount equal to 12% of the outstanding merchant cash advance balance at period end determined by the risk of default as disclosed by TIER along with management’s assessment, as well as an additional reserve for discounts to merchants who settle their advance balance prior to the scheduled due date. In addition, throughout the year the Company wrote off seven (7) merchant advances for a total of $64,037 for the year ended December 31, 2018. These expenses are included in provision for merchant cash advances expenses on the accompanying consolidated statements of operations.

Concentration Risks

As of and during the year ended December 31, 2018, the Company’s merchant cash advance income (“MCA” income) and advances from merchant cash advances were derived from one merchant cash advance provider. However, the Company actively mitigates its portfolio concentration risk by monitoring its merchant cash advance provider’s ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across 169 different merchants.

As of December 31, 2018, the Company’s receivables from merchant cash advances included $232,484 from two merchants ($141,539 and $90,945), representing 41% of the Company’s merchant cash advances. The Company did not earn MCA income from any one merchant that exceeded 10% of total MCA income for the year ended December 31, 2018.

As of December 31, 2017, the Company’s merchant cash advances included $55,875 to one merchant, representing 38% of the Company’s merchant cash advances. The Company earned MCA income from this same merchant of $11,025, representing 70% of total MCA income for the year ended December 31, 2017.

The Company recognizes the concentration of its merchant cash advances, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding merchant cash advances. The Company actively takes steps to address this concentration risk, including the deployment of funds across a requisite number of merchants that has resulted in advances from only two merchants that exceeds 10% of the total receivable balance as of December 31, 2018 and no revenue being earned from any one merchant that exceeds 10% of the total MCA income earned for the year ended December 31, 2018.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates ASC 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. We completed our assessment of the impact of the ASC 606 and determined that we recognize revenue in accordance with ASC 860, Transfers and Servicing, which is explicitly excluded from the scope of ASC 606. We participate in the servicing of merchant cash advances that have been provided to third parties, which in accordance with ASC 860, causes us to recognize merchant cash advance (“MCA”) income.

The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company completed its assessment of the guidance and determined its merchant cash advances are excluded from the scope of ASU 2014-09. As a result of this scope exception, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

During the year ended December 31, 2018, the Company recognized its merchant cash advance income as follows:

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

TIER maintains a bank account on behalf of the Company. Each day, TIER receives payment, reflected in the bank account, for each merchant cash advance TIER has purchased on behalf of the Company from various merchant cash advance providers. The Company reduces its merchant cash advance balance by the cash received, which is net of platform fees. Platform fees are a daily charge associated with the ACH service and the financial and reporting management software platform provided by TIER. The platform fees are also negotiated between the Company and TIER for each contract but are typically 4% of the daily merchant cash advance principal amount.

The Company records a reserve liability equal to 2% of the merchant cash advance amount released, which is a residual commission owed to TIER. This reserve is recognized over the term of the merchant cash advance and eliminated when the merchant cash advance is completely satisfied and payment is remitted by the Company to TIER.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate that contains CBD, and packaging targeted to particular states within the US. The research and development costs for the years ended December 31, 2018 and 2017, were approximately $117,000 and $87,549, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of December 31, 2018, and therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of December 31, 2018.

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of December 31, 2018 and 2017 because their effect would be antidilutive.

The Company had 343,750 and 100,000 warrants to purchase common stock outstanding at December 31, 2018 and 2017, respectively. The Company had 3,370,000 and 690,000 warrants to purchase Series B preferred stock outstanding at December 31, 2018 and 2017, respectively. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock. Additionally, the Company has 473,332 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 2,366,660 and 660,000 shares of common stock at December 31, 2018, respectively. The Company had outstanding one (1) series A preferred share convertible into one (1) share of common stock at December 31, 2017. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the consolidated statements of operations for the years ended December 31, 2018 and 2017, were $27,933 and $574,370, respectively.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of common stock and ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017. The Company’s periodic reporting now includes the results of operations of Holy Cacao, with the ten-percent ownership reported as noncontrolling interests. The operating expense for Holy Cacao for the year ended December 31, 2018 was approximately $117,000. There was no revenue for Holy Cacao for the year ended December 31, 2018.

The Company conducts business as two operating segments, First Foods and Holy Cacao. The Company does not distinguish between the two segments and has only one reportable segment based on quantitative thresholds. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. To date, the Holy Cacao segment has not generated any revenues.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2019.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The Company completed its assessment of the guidance and determined its merchant cash advances are excluded from the scope of ASU 2014-09. As a result of this scope exception, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB, issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718. The new guidance becomes effective for the Company for the year ending December 31, 2018, including interim periods. The Company adopted this provision on January 1, 2018 which did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company has elected early adoption of this pronouncement and it is reflected in these consolidated financial statements, which did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of entry into the agreement. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019 through the remainder of his employment. The CFO’s salary was deferred until the Company raised at least $1,000,000 in financing. This raise has been achieved and the CFO’s salary is now being accrued. This agreement has since been amended, where Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. The CFO and Director was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 25, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 Director compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 4). As of December 31, 2018 and 2017, the Company has accrued $87,500 and $137,729, respectively, in relation to the employment agreements and $13,449 and $19,408, respectively, in relation to the payroll tax liability.

On October 25, 2017, Mark J. Keeley was appointed as a director of the Company by the Board of Directors of the Company.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to his consulting agreement, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of entry into the agreement. On December 26, 2017, Mr. Kestenbaum agreed to a reduction in his 2017 annual salary from $120,000 to $40,000. This agreement has since been amended, where Mr. Kestenbaum now earns $40,000 per year for his role as Chairman of the Board. The Chairman of the Board and Interim CEO was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 4). As of December 31, 2018 and 2017, the Company has accrued a total of $40,000 in relation to the consulting agreement.

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

Related Party Loans

On October 17, 2017, Obvia LLC, of which the Company’s Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate of the US Prime Federal Funds Rate +1% or 6.50% at December 31, 2018, to be compounded monthly. The note is secured by the full value of the borrower and matures on October 31, 2019. During the years ended December 31, 2018 and 2017, the Company recorded $6,001 and $1,095, respectively, as interest expense related to this loan. As of December 31, 2018 and December 31, 2017, the principal balance of this loan was $100,000 and the accrued interest was $7,011 and $1,095, respectively.

On October 25, 2017, R and W Financial, an entity owned by a Company director, provided a non-interest bearing loan in the amount of $1,000 which matured and was paid back on October 25, 2018. As of December 31, 2018 and December 31, 2017, the principal balance of this loan was $0 and $1,000, respectively.

On November 2, 2017, Kennedy Business Center LLC, an entity owned by an immediate family member of a Company director, provided a loan in the amount of $90,000 bearing an interest rate of 10% which matured on November 30, 2018, but was paid back early on October 25, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 3, 2017. The Company recorded a debt discount of $17,500 for the fair market value of the shares issued. During the year ended December 31, 2018, the Company recorded $11,667 of interest expense related to the amortization of debt discount related to this loan and $7,366 of regular interest. During the year ended December 31, 2017, the Company recorded $5,833 of interest expense related to the amortization of debt discount related to this loan and $1,166 of regular interest. As of December 31, 2018 and 2017, the principal balance of this loan was $0 and $90,000 and the accrued interest was $4,366 and $750, respectively.

On April 26, 2018, R and W Financial, an entity owned by a Company director, provided an unsecured, non-interest bearing loan in the amount of $179,813 which matures on April 25, 2019 and which was used to pay the balance of the non-interest bearing short-term loans due to the Company Secretary, who is also a Director and shareholder of the Company. As of December 31, 2018, the principal balance of this loan was $179,813.

On June 14, 2018, the Company issued a promissory note of $100,000 to Mayer Weiss, an immediate family member of a Company director. The note carries a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 shares of common stock were issued with the note and are being amortized over the life of the loan which is due December 13, 2019. The Company recorded a debt discount of $11,000 for the fair market value of the shares issued. During the year ended December 31, 2018, the Company recorded $4,022 of interest expense related to the amortization of debt discount related to this loan and $6,575 of regular interest. As of December 31, 2018, the principal balance of this loan was $100,000 and the accrued interest was $6,575.

All of the above transactions were approved by disinterested directors.

	2018	2017
Obvia LLC	$100,000	$100,000
Kennedy Business Center	-	90,000
R & W Financial	179,813	1,000
Mayer Weiss	100,000	-
Unamortized debt discount	(6,978)	(11,667)
Total	$372,835	$179,333

Director Agreements

On December 26, 2017, the Company entered into binding term sheets with each of the Directors of the Company. Pursuant to the Agreements, each Director may be compensated with share-based and/or cash-based compensation. Each Director’s cash-based compensation for the period January 1, 2018 through December 31, 2018, will be $10,000 per quarter paid on a date determined by the majority vote of the Board of Directors. The Directors’ share-based compensation for the period January 1, 2018 through December 31, 2018 will be a one-time award of the ability to purchase a particular amount of warrants, ranging from 40,000 to 200,000 (collectively the “Warrants”) with the following terms:

•

Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock (the “Preferred Stock B”) of the Corporation, which shall have voting rights equal to five (5) votes per share. Each share of Preferred stock B is convertible into five (5) shares of the Corporation’s common stock, including liquidation preference over common stock.

•	Duration – The Warrants entitle each Director to purchase the Preferred Stock B from the Corporation, after January 1, 2018 and before December 31, 2024.

• •

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

•

Vesting – 125,000 Warrants awarded to the CFO were fully vested at the time of issuance. The remaining 565,000 Warrants are subject to a 12-month period whereby the Warrants vest in equal monthly increments from January 1, 2018 through December 31, 2018.

The Company issued warrants with respect to 565,000 Series B Preferred Stock, in the aggregate, in relation to the binding term sheets. The Company expensed the fair value of these warrants in the amount of $288,037 ratably during the year ended December 31, 2018.

On May 10, 2018, the directors of the Company were awarded share-based compensation for the service period of May 10, 2018 through December 31, 2020, as a one-time award of the ability to purchase a particular amount of warrants, ranging from 80,000 to 400,000 (collectively the “Warrants”) with the following terms:

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

•

Vesting - The Warrants are subject to a 32-month period whereby the Warrants vest in equal monthly increments from May 10, 2018 through December 31, 2020. Any unvested warrants are forfeited, if the Director ceases to be a Director.

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the year ended December 31, 2018, the Company recorded $186,832 as compensation expense related to the warrants.

Each director was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 473,332 shares in lieu of $160,000 compensation accrued for the period January 1, 2018 through December 31, 2018.

On December 26, 2018, the Company issued the CFO and Director of the Company warrants to purchase 400,000 shares of Series B Preferred Stock in lieu of $200,000 of deferred salary with the following terms:

•	Duration – The Warrants entitle the CFO and Director to purchase the Series B Preferred Stock from the Company after December 26, 2018 and before December 25, 2028.

•	Purchase Price - The purchase price is $0.525 per share of Series B Preferred Stock.

•

Cashless Exercise - If on the date the CFO and Director surrenders all or a portion of the Warrants for the purchase of Series B Preferred Stock or the equivalent number of shares of Common Stock, the per share market value of one share of Common Stock is greater than the exercise price of the equivalent Warrant, in lieu of exercising the Warrant by payment of cash, the CFO and Director may exercise the Warrant by a cashless exercise and shall receive a ratably lower number of shares of Series B Preferred Stock or the equivalent number of shares of Common Stock.

•	Vesting - The Warrants are fully vested at issuance.

The Company issued warrants with respect to 400,000 Series B Preferred Stock. The fair value of these warrants was $210,000 and the additional $10,000 over the deferred salary amount was recorded as compensation expense during the year ended December 31, 2018.

On December 30, 2018, three of the Directors of the Company were awarded share-based compensation for additional services performed during the service period of January 1, 2018 through December 31, 2018, as a one-time award to purchase a particular amount of warrants, ranging from 200,000 to 400,000 (collectively the “Warrants”) with the following terms:

•

Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock of the Company. Each share of Series B Preferred Stock shall have voting rights equal to five (5) votes per share. Each share of Series B Preferred Stock is convertible into five (5) shares of the Company’s common stock, including liquidation preference over common stock.

•	Duration – The Warrants entitle each Director to purchase the Series B Preferred Stock from the Company after December 30, 2018 and before December 29, 2028.

•	Purchase Price - The purchase price is $0.60 per share of Series B Preferred Stock.

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

•	Vesting - The Warrants are fully vested at issuance.

The Company issued warrants with respect to 1,000,000 Series B Preferred Stock, in the aggregate. The Company expensed the fair value of these warrants in the amount of $600,000 for the year ended December 31, 2018. As of December 31, 2018, the Company recorded $600,000 as compensation expense related to the warrants.

NOTE 3 – LONG TERM LOANS

On July 23, 2018, the Company issued promissory notes of $100,000 and $18,000, respectively. The notes carry a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 and 18,000 shares of common stock were issued with the respective notes and will be amortized over the life of the loans which are due January 22, 2020 with a balloon payment. The Company recorded a debt discount of $5,500 and $990 for the fair market value of the shares issued, respectively. During the year ended December 31, 2018, the Company recorded $1,616 and $290 of interest expense related to the amortization of debt discount related to these notes and $5,293 and $953 of regular interest, respectively. As of December 31, 2018, the principal balance of these notes was $100,000 and $18,000 and the accrued interest was $293 and $233, respectively.

On October 11, 2018, the Company issued a promissory note of $250,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. $150,000 was deployed to the Company's participation in merchant cash advances and $100,000 was advanced directly to a merchant. Additionally, 250,000 shares of common stock were issued with the note valued at $0.10 per share, which is the market value on the date of the agreement and will be amortized over the life of the loan which is due April 10, 2020 with a balloon payment. The Company recorded a debt discount of $25,000 for the fair market value of the shares issued. During the year ended December 31, 2018, the Company recorded $3,702 of interest expense related to the amortization of debt discount related to the note and $6,658 of regular interest. As of December 31, 2018, the principal balance of the note was $250,000 and the accrued interest was $6,658.

F-16

2018
Long term loan issued July 23, 2018	$18,000
Long term loan issued July 23, 2018	100,000
Long term loan issued October 11, 2018	250,000
Unamortized debt discount	(25,881)
Total	$342,119

NOTE 4 – STOCKHOLDERS' DEFICIT

On February 27, 2017, a consulting contract containing an award of 750,000 shares of common stock was executed for the CEO to serve as a Director and Chairman of the Board (see Note 2). The shares were valued at $1,500,000, representing a market value of $2.00 per share. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the consolidated statement of operations.

On March 1, 2017, an employment agreement containing an award of 750,000 shares of common stock was executed for the CFO (see Note 2). The shares were fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share. The shares were subject to a clawback provision during the CFO’s first year of service from February 1, 2017 through January 31, 2018. As such, the value of the shares was being amortized over 12 months. During the years ended December 31, 2018 and 2017, the Company recorded $140,625 and $1,546,875, respectively, of compensation expense which is included in general and administrative expenses on the consolidated statement of operations.

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

On April 28, 2017, 222,857 shares of common stock were issued to a public relations consultant for advertising, promotion, and due diligence efforts and expenses. The shares were recorded by the Company at $501,428, representing a fair market value of $2.25 per share which was based on the fair market value. This amount was recorded as advertising expense which is included in general and administrative expenses on the consolidated statement of operations.

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

On June 23, 2017, 150,000 shares of common stock were granted to a consultant for business development services. The shares were recorded by the Company at $307,500, representing a fair market value of $2.05 per share which was based on the trading price. The shares were fully vested at the date of grant and recorded in general and administrative expenses on the consolidated statement of operations.

On October 25, 2017, the Board of Directors of the Company (the “Board”) elected to designate the 5,000,000 preferred shares authorized into two series. Series A Preferred Shares (“Series A”) was designated with one share. The remaining 4,999,999 shares were designated as Series B Preferred Shares (“Series B”). On January 29, 2018, the Board elected to designate and authorize an additional 3,000,000 Series C Preferred Shares (“Series C”). The majority shareholder of the Company approved the actions on October 22, 2017 for the Series A and Series B Stock and January 29, 2018 for the Series C Stock. The Board further resolved to issue the Series A share to Rosenweiss Capital LLC, a related party, and offered the Series B and Series C shares as disclosed herein. The Series A share was recorded by the Company as general and administrative expense for $577,005, representing a fair market value determined by a third-party valuation. The designations, powers, preferences and rights of the shares of Series A, Series B and Series C Convertible Preferred Stock (the “Preferred Stock”) of the Company is as follows:

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

On October 31, 2017, the 100,000 shares of common stock issued to a marketing consultant on April 27, 2017 were cancelled and replaced with 100,000 warrants. The Company reversed the original expense recorded in general and administrative expenses of $145,000 for the cancellation. The warrants were issued with an exercise price of $1.45 per share on December 21, 2017. The warrants may be exercised from January 1, 2018 through December 31, 2018. These warrants were valued at $20,190 and were recorded as compensation expense which is included in general and administrative expenses on the December 31, 2017, consolidated statement of operations. These warrants have not been exercised and expired as of December 31, 2018.

On November 2, 2017, the Company entered into an unsecured Promissory Note and Share Agreement whereby the Company promised to pay $90,000 to the lender. The lender advanced $50,000 on the date of the agreement and advanced $40,000 on December 1, 2017. The note carries an interest rate of 10% to be paid in cash on the first day of every month until maturity on May 1, 2018, which was extended and paid in full on October 25, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 2, 2017. The Company valued these shares at $0.35 per share or $17,500 in the aggregate and recorded this amount as a debt discount to be amortized over the life of the note. For the years ended December 31, 2018 and 2017, the Company recorded $11,667 and $5,833, respectively, as amortization of debt discount related to these shares.

On November 17, 2017, the Company entered into a consulting agreement for social media and public relation services whereby the Company is required to pay $3,000 in cash and $2,000 in stock for a period of six months beginning December 1, 2017, which was subsequently revised to five months. On August 16, 2018, the Company entered into a new agreement and agreed to pay $3,000 in cash and $1,500 in stock for a period of six months beginning August 16, 2018. During the years ended December 31, 2018 and 2017, the Company issued 90,313 and 6,667 shares of common stock for the fair market value of $15,500 and $2,000, respectively, and recorded this amount as general and administrative expenses in the consolidated statements of operations.

On December 11, 2017, 40,000 shares of common stock were issued to an individual for consulting services. The shares were recorded by the Company at $10,000, representing a fair market value of $0.25 per share. This amount was recorded as consulting expense which is included in general and administrative expenses on the consolidated statements of operations.

On December 26, 2017, the Company amended its May 24, 2017 contract for consulting services to develop and disseminate corporate information and cancelled 250,000 shares of common stock at par. As a negotiated settlement of the contract, the Company agreed to pay $6,000 in cash and recorded this amount as a reduction to additional paid in capital.

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

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for 18 months from the date of issuance. For the year ended December 31, 2018, the Company recorded $18,150 of dividends.

On May 10, 2018, an individual who is related to a Company Director was retained as a consultant to provide investment advice to the Company for a 90-day period. The consultant was awarded 75,000 shares of common stock at a fair market value of $0.12 per share for $9,000.

On June 14, 2018, the Company issued 100,000 shares to a related party in connection with a $100,000 promissory note (See Note 2).

On July 23, 2018, the Company issued 118,000 shares in connection with two promissory notes for a total $118,000 (See Note 3).

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

On October 22, 2018, the Company amended the July 16, 2018 consulting agreement with a service provider to expand the service provider’s services in exchange for $12,500 and 125,000 shares of common stock valued at $0.10 per share, which was the market value on the date of the agreement.

On October 24, 2018, the four directors of the Company were each awarded 85,000 Series B Preferred Shares for a total 340,000 shares in lieu of an aggregate of $120,000 director fees accrued for the period January 1, 2018 through September 30, 2018.

On October 25, 2017, and as amended on November 2, 2018, the Board of Directors of the Company designated 100,000,000 authorized common shares and 20,000,000 authorized preferred shares. The preferred shares were authorized into three series. Series A Convertible Preferred Shares was designated with one share. Series B Convertible Preferred Shares was designated with 4,999,999 shares. Series C Convertible Preferred Shares was designated with 3,000,000 shares.

On December 17, 2018, the four directors of the Company were each awarded 33,333 Series B Preferred Shares for a total 133,332 shares in lieu of an aggregate of $40,000 director fees accrued for the period October 1, 2018 through December 31, 2018.

Warrant Activity

Common Stock Warrants

On October 31, 2017, the 100,000 shares of common stock issued to a marketing consultant on April 27, 2017 were cancelled at and replaced with 100,000 warrants. The Company reversed the original expense recorded in general and administrative expenses of $145,000 for the cancellation. The warrants were issued with an exercise price of $1.45 per share on December 21, 2017. The warrants may be exercised from January 1, 2018 through December 31, 2018. These warrants were valued at $20,190 and were recorded as compensation expense which is included in general and administrative expenses on the consolidated statements of operations. These warrants have not been exercised and expired as of December 31, 2018.

On July 16, 2018, the Company entered into a consulting agreement with a service provider that contains the following terms:

•

375,000 warrants were awarded as of the date of the agreement and will vest ratably over the next 12 months from the date of the agreement. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.078; fair market value of underlying stock of $0.08; expected term of 3 years; risk free rate of 2.67%; volatility of 417.39%; and dividend yield of 0%. The total fair value of these warrants is $30,000 and will be expensed ratably over a period of 12 months. For the year December 31, 2018, the Company recorded an expense of $13,808 in relation to these warrants. As of December 31, 2018, a total of 171,875 warrants had vested and 31,250 were exercised.

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

On August 20, 2018, the Company issued 31,250 shares for the exercise of warrants issued to a service provider.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, January 1, 2017	-	$-
Granted	100,000	1.45
Outstanding, December 31, 2017	100,000	1.45
Granted	375,000	0.08
Exercised	(31,250)	0.08
Forfeited or cancelled	(100,000)	-
Outstanding, December 31, 2018	343,750	$0.08

As of December 31, 2018, 171,875 warrants for common stock were exercisable and the intrinsic value of these warrants was $7,219. As of December 31, 2018, the weighted average remaining contractual life was 2.54 years for warrants outstanding and the remaining expense is approximately $16,192 over the remaining amortization period which is 6.5 months.

Preferred Stock Warrants

On December 26, 2017, the Company amended its employment agreement with the CFO and Director (see Notes 3 and 6) and issued warrants to purchase 125,000 shares of Series B Preferred Stock as compensation expense for each of the years ended December 31, 2017 and 2018. The warrants have an exercise price of $0.51 per share. The warrants associated with compensation in 2017 were fully vested as of December 31, 2017. The warrants associated with compensation in 2018 vested monthly from January 1, 2018 through December 31, 2018. The warrants are exercisable from January 1, 2018 through December 31, 2024. The Company expensed the fair value of these warrants in the amount of $63,725 during the year ended December 31, 2017 and $63,725 during the year ended December 31, 2018.

On December 26, 2017, the Company issued warrants to purchase 565,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for the year ended December 31, 2018. The warrants have an exercise price of $0.51 per share, vests monthly from January 1, 2018 through December 31, 2018, and are exercisable from January 1, 2018 through December 31, 2024. The Company expensed the fair value of these warrants in the amount of $288,037 during the year ended December 31, 2018.

On May 10, 2018, the Company issued warrants to purchase 1,280,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for services to be performed for the period May 10, 2018 through December 31, 2020. The warrants have an exercise price of $0.60, vest over a 32-month period starting May 10, 2018 through December 31, 2020, and are exercisable from January 1, 2019 through December 31, 2027. As of December 31, 2018, there were 320,000 Series B Preferred Stock warrants exercisable. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the year ended December 31, 2018, the Company recorded $186,832 as compensation expense related to the warrants.

On December 26, 2018, the Company issued the CFO and Director of the Company warrants to purchase 400,000 shares of Series B Preferred Stock in lieu of $200,000 of deferred salary (see Note 2). The warrants have an exercise price of $0.525 per share, are fully vested at issuance, and are exercisable from December 26, 2018 through December 25, 2028. The fair value of these warrants was $210,000 and the additional $10,000 over the deferred salary amount was recorded as compensation expense during the year ended December 31, 2018.

On December 30, 2018, the Company issued warrants to purchase 1,000,000 shares of Series B Preferred Stock, in the aggregate, to three members of its Board of Directors as compensation expense for additional services performed during the year ended December 31, 2018. The warrants have an exercise price of $0.60 per share, are fully vested at issuance, and are exercisable from December 30, 2018 through December 29, 2028. The Company expensed the fair value of these warrants in the amount of $600,000 during the year ended December 31, 2018.

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, January 1, 2017	-	$-
Granted	690,000	0.51
Outstanding, December 31, 2017	690,000	0.51
Granted	2,680,000	0.58
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2018	3,370,000	$0.57

As of December 31, 2018, 2,410,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $92,100. As of December 31, 2018, the weighted average remaining contractual life was 8.80 years for warrants outstanding and the remaining expense is $581,168 over the remaining amortization period which is 2 years.

NOTE 5 - COMMITMENTS

On June 18, 2018, the Company entered into an agreement for media relation services for a term of 12 months from the date of the agreement. The Company will incur $10,000 for the publication of a syndicated news feature. For the year ended December 31, 2018, the Company did not incur any costs with respect to this agreement.

On July 1, 2018, the Company entered into an agreement for industry consulting services for a term of six months whereby the Company agrees to pay $5,000 per month for up to twenty hours of work per month. For the year ended December 31, 2018, the Company recorded $25,000 related to the agreement. On October 23, 2018, $5,000 was forgiven by the vendor for the month of October 2018 (see Note 6). These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

NOTE 6 – GAIN ON FORGIVENESS OF DEBT

On November 2, 2017, the Company amended its February 21, 2017 agreement with a public relations consultant to release the Company from $10,500 of accounts payable which was recorded by the Company as a gain on the forgiveness of debt in the fourth quarter of 2017.

On November 2, 2017, the Company entered into an agreement with a marketing consultant that supersedes and replaces the April 21, 2017 binding term sheet between the Company and the consultant. The agreement is a performance-based agreement that requires the consultant to perform specific packaging, marketing and product development duties in connection with the Company’s launch of its Holy Cacao subsidiary. In accordance with the agreement, the consultant released the Company from $49,700 of accounts payable which was recorded by the Company as a gain on the forgiveness of debt in the fourth quarter of 2017. The consultant will be compensated $24,000 to be paid in three installments; $8,000 upon the signing of the execution of the agreement, $8,000 upon the Company approving an initial brand design, logo, packaging and recipes, and $8,000 upon the completion and the Company’s final approval and sourcing of design, logo, packaging and recipes. As of December 31, 2018, the first two milestones have been met and the associated installments have been paid.

On December 26, 2017, the Company entered into an amended employment agreement with its CFO to reduce the annual salary from $250,000 to $150,000, retroactively from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019. In addition, the CFO was awarded 250,000 warrants of which 125,000 was consideration earned with respect to the year ended December 31, 2017 reduction in salary and 125,000 is consideration earned for the reduction in salary from January 1, 2018 through January 31, 2019. The Company recorded a gain on forgiveness of debt for the amount of $29,125 in the fourth quarter of 2017 in relation to this amendment. The Company recorded $63,725 as stock-based compensation related to the 125,000 warrants issued for 2017 wages earned (see Note 2 and 5).

On December 26, 2017, the Company entered into an agreement with its CEO to reduce the CEO’s 2017 annual salary from $120,000 to $40,000. Accordingly, $80,000 was recorded as forgiveness of debt in the fourth quarter of 2017.

On December 31, 2017, a director forgave $3,791 that was owed to him for travel expenses. Accordingly, $3,791 was recorded as forgiveness of debt in the fourth quarter of 2017.

In April and December 2018, $3,000 and $7,500, respectively, due in connection with a media services agreement was forgiven by the vendor for the months of April, October, November and a portion of December 2018. Accordingly, $3,000 and $7,500 was recorded as forgiveness of debt in the second and fourth quarter of 2018, respectively.

On October 23, 2018, $5,000 due in connection with a July 1, 2018 industry consulting services agreement was forgiven by the vendor for the month of October 2018. Accordingly, $5,000 was recorded as forgiveness of debt in the fourth quarter of 2018.

NOTE 7 – SUBSEQUENT EVENTS

On January 9, 2019, the Company issued a promissory note of $50,000 to an unrelated party that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 50,000 shares of common stock were issued with the note valued at $0.1425 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due July 8, 2020 with a balloon payment. The Company recorded a debt discount of $7,125 for the fair market value of the shares issued.

On January 16, 2019, the Company made the final payment of $3,000 in cash and $1,500 in stock in connection with the August 16, 2018 six (6) month consulting agreement with a social media and public relation services company. The Company issued 7,500 shares of common stock at a market price of $0.20 for the fair market value of $1,500.

On January 30, 2019, the Company entered into a consulting agreement with R and W Financial, an entity owned by a Company director, to assist with the growth of the Company. Rand W Financial will receive $5,000 per month for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 30 days written notice to the other.

On February 5, 2019, the Company signed a Consulting Agreement for a six (6) month term with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. The Consulting Agreement has a $7,000 monthly fee. In addition, the Company issued a warrant to the Consultant to purchase 60,000 shares of the Company’s common stock at the closing market price of $0.30 on the February 5, 2019 with a term of three (3) years. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.30; fair market value of underlying stock of $0.30; expected term of 3 years; risk free rate of 2.50%; volatility of 388.56%; and dividend yield of 0%. The total fair value of these warrants is $17,988 and will be expensed at issuance.

On February 5, 2019, the Company signed an Employment Agreement for a term of three years beginning when the prospective employee obtains his permanent United States visa. The employee will assist with the manufacturing, packaging and distribution of the Company’s chocolate product line. The Employment Agreement has a $7,000 monthly salary. In addition, the Company issued a warrant to the prospective employee to purchase 300,000 shares of the Company’s common stock at the closing market price of $0.30 on February 5, 2019 with a term of three (3) years. In addition, the employee will receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.30; fair market value of underlying stock of $0.30; expected term of 3 years; risk free rate of 2.50%; volatility of 388.56%; and dividend yield of 0%. The total fair value of these warrants is $89,940. The warrants are subject to a 12-month period whereby the warrants vest in equal monthly increments for each year of the employment period. Each of the warrants is exercisable within a three-year period from the date of grant. If the employee fails to obtain his visa, all granted warrants must be given back to the Company. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock.

On February 11, 2019, the Company entered into a consulting agreement for social media and public relation services whereby the Company is required to pay $6,300 in cash and $7,000 in shares of the Company’s common stock for the full months starting March 1, 2019 through May 31, 2019, as well as $1,500 for time incurred from February 11, 2019 through February 28, 2019. The share price will be determined upon the successful completion of the agreement at the closing market price on May 31, 2019.

On March 26, 2019 the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement for a term of twelve (12) months with an unrelated party to use the party’s leased commercial chocolate manufacturing facility in exchange for paying the following:

(a)	the full amount of the party’s lease obligations of $6,433 per month plus taxes and common area maintenance fees through May 31, 2019 and $6,626 per month plus taxes and common area maintenance fees for 12 months through March 31, 2020;

(b)	66.6% of the party’s expenses related to payroll for employees that make the Company’s product; and

(c)	66.6% of the party’s operating expenses specifically related to the Company’s product including utilities, equipment, maintenance and insurance expenses.

In addition, the Company issued prepayments in advance of the contract, including the party’s lease obligations for January and February. The Company also issued 100,000 shares of the Company’s common stock at the closing market price of $0.30 on February 5, 2019 as a charitable contribution to a non-profit entity in support of the entity’s environmental regeneration efforts.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

First Foods’ management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within First Foods have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer conclude that our disclosure controls and procedures were ineffective at that reasonable assurance level, as of the end of the period covered by this Form 10-K. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Accounting Officer and Principal Accounting Officer as to their effectiveness.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of March 19, 2019, our Board of Directors consisted of four members. The directors hold office until his successor is duly elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed

Harold Kestenbaum	69	Chief Executive Officer and Chairman of the Board of Directors	2017
Mark J. Keeley	56	Chief Financial Officer and Director	2017
Abraham Rosenblum	39	Secretary and Director	2016
Hershel Weiss	45	Director	2016

HAROLD L. KESTENBAUM is an attorney who has specialized in franchise law and other matters relating to franchising since 1977. From May 1982 until September 1986, Harold served as franchise and general counsel to Sbarro, Inc., the national franchisor of over 1,000 family-style Italian restaurants, and was a director from March 1985 to December 2006. From September 1983 to October 1989, he served as President and Chairman of the Board of FranchiseIt Corporation, the first publicly traded company specializing in providing franchise marketing and consulting services and equity financing to emerging franchise companies, which he co-founded. Harold has authored the first book dedicated to the entrepreneur who wants to franchise his/her business called “So You Want To Franchise Your Business.” It is a step by step guide to what a business person needs to know and do to properly roll out a franchise program.

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

MARK J. KEELEY is a Certified Public Accountant (CPA) who began his career in public accounting with KPMG LLP in August 1985, after graduating Summa Cum Laude from the University of Massachusetts with a Bachelor’s Degree in Accounting and Computer Science. He obtained a Master’s Degree in Finance from Boston College in May 1988 and continued his public accounting career at Coopers & Lybrand LLP in September 1990 and was admitted to the Partnership when Coopers & Lybrand LLP merged with Price Waterhouse LLP to become PricewaterhouseCoopers LLP (PwC) in October 1988. He retired from PwC in July 2014. From April 2015 through November 2016, he served as the Chief Financial Officer (CFO) of Bradley, Foster & Sargent, Inc.; a Registered Investment Advisor (RIA) and SEC registrant with over $3B of assets under management.

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

Personal Bankruptcies

None of our directors or executive officers, nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Employment Agreements

The Company and Mr. Kestenbaum entered into a Consulting Agreement (the “Consulting Agreement”), dated February 27, 2017. Pursuant to the Consulting Agreement, Mr. Kestenbaum agreed to the appointments above and will remain as Chief Executive Officer until he finds a suitable replacement. At such time, Mr. Kestenbaum will continue to run the Franchising and Co-Branding Division of the Company. In consideration for the above services, Mr. Kestenbaum shall receive (i) 750,000 shares of common stock of the Company, (ii) $10,000 per month, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services. On December 26, 2017, Mr. Kestenbaum agreed to a permanent reduction in his annual compensation from $120,000 to $40,000. For the year ended December 31, 2018, Mr. Kestenbaum earned a total $40,000 that was classified as director fees in the Company’s year-end financial statements.

The Company and Mr. Keeley entered into an Employment Agreement (the “Employment Agreement”), dated March 1, 2017. Pursuant to the Employment Agreement, Mr. Keeley agreed to the appointment above and will perform the roles typical of a Chief Financial Officer in the restaurant franchise industry. In consideration for the above services, Mr. Keeley shall receive (i) 750,000 shares of fully vested common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. On October 25, 2017, Mark J. Keeley was appointed to be a director of the Company by the Board of Directors of the Company. On December 26, 2017, his employment agreement was amended and he agreed to reduce the annual salary from February 1, 2017 through January 31, 2019 from $250,000 to $150,000, which will revert back to the original amount of $20,833 per month starting February 1, 2019. Cash-based compensation will be deferred until such time as the Company realizes $1,000,000 through any combination of a debt transaction, an equity transaction, or total retained earnings generated from annual net profit. In addition, Mr. Keeley was awarded 250,000 warrants of which 125,000 was consideration earned with respect to the year ended December 31, 2017 reduction in salary and 125,000 is consideration earned for the reduction in salary from January 1, 2018 through January 31, 2019. On December 26, 2018, Mr. Keeley agreed to forgive $200,000 of his deferred salary in exchange for 400,000 warrants to purchase Series B Preferred Shares.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Term of Office

All directors hold office for a one (1) year period and have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms and until their successors are duly elected and assume office. Each officer of the Company is appointed by and serves at the discretion of the Board of Directors. None of the officers or directors of the Company is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than the Company.

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

Board Meetings; Annual Meeting Attendance

In 2018, the Board of Directors held 13 meetings to discuss operations and various management issues.

Board Committees

Audit Committee

We do not have a separately-designated standing audit committee. The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters, including fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, the members of our Board of Directors participate in discussions concerning executive officer compensation and nominations to the Board of Directors.

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

Item 11. Executive Compensation.

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to the consulting agreement, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of trading. On December 26, 2017, Mr. Kestenbaum agreed to a reduction in his 2017 annual salary from $120,000 to $40,000. This agreement has since been amended, where Mr. Kestenbaum now earns $40,000 per year for his role as Chairman of the Board. Mr. Kestenbaum was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 118,333 in lieu of $40,000 compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 4). As of December 31, 2018 and 2017, the Company has accrued a total of $40,000 in relation to the consulting agreement.

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to the Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of trading. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019 through the remainder of his employment. The CFO’s salary was deferred until the Company raised at least $1,000,000 in financing. This raise has been achieved and the CFO’s salary is now being accrued. This agreement has since been amended, where Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. Mr. Keeley was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 Director compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 4). As of December 31, 2018 and 2017, the Company has accrued $87,500 and $137,729, respectively, in relation to the employment agreements and $13,449 and $19,408, respectively, in relation to the payroll tax liability.

On October 25, 2017, Mark J. Keeley was appointed as a director of the Company by the Board of Directors of the Company.

On December 26, 2018, the CFO and Director agreed to forgive $200,000 of his deferred salary in exchange for 400,000 warrants to purchase Series B Preferred Shares.

Stock Option Plan

We do not have a stock option plan; however, we have issued warrants to acquire our securities, as detailed in the Notes to the Consolidated Financial Statements.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's Compensation

On December 26, 2017, the Company entered into binding term sheets with each of the Directors of the Company. Pursuant to the binding term sheets, each Director will be compensated with $40,000 of share-based and/or cash-based compensation for the period January 1, 2018 through December 31, 2018. In addition, the Director’s received a one-time award of the ability to purchase a particular amount of warrants, ranging from 40,000 to 200,000 (collectively the “Warrants”) with the following terms:

25

•

Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock of the Company. Each share of Series B Preferred Stock shall have voting rights equal to five (5) votes per share. Each share of Series B Preferred Stock is convertible into five (5) shares of the Company’s common stock, including liquidation preference over common stock.

•	Duration – The Warrants entitle each Director to purchase the Series B Preferred Stock from the Company, after January 1, 2018 and before December 31, 2024.

• •

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

•

Vesting – 125,000 Warrants awarded to the CFO were fully vested at the time of issuance. The remaining Warrants are subject to a 12-month period whereby the Warrants vest in equal monthly increments from January 1, 2018 through December 31, 2018.

Each director was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 473,332 shares in lieu of $160,000 compensation accrued for the period January 1, 2018 through December 31, 2018. The Company issued warrants with respect to 565,000 Series B Preferred Stock, in the aggregate. The Company expensed the fair value of these warrants in the amount of approximately $288,037 ratably during the year ended December 31, 2018.

On May 10, 2018 the directors of the Company were awarded share-based compensation for the service period of May 10, 2018 through December 31, 2020, as a one-time award of the ability to purchase a particular amount of warrants, ranging from 80,000 to 400,000 (collectively the “Warrants”) with the following terms:

•

Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock of the Company. Each share of Series B Preferred Stock shall have voting rights equal to five (5) votes per share. Each share of Series B Preferred Stock is convertible into five (5) shares of the Company’s common stock, including liquidation preference over common stock.

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

•

Vesting - The Warrants are subject to a 32-month period whereby the Warrants vest in equal monthly increments from May 10, 2018 through December 31, 2020. Any unvested warrants are forfeited, if the Director ceases to be a Director.

The Company issued Warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate, in relation to the Warrant Agreements. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the year ended December 31, 2018, the Company recorded $186,832 as compensation expense related to the warrants.

On December 26, 2018, the Company issued the CFO and Director of the Company warrants to purchase 400,000 shares of Series B Preferred Stock in lieu of $200,000 of deferred salary with the following terms:

•

Number and Type – The CFO and Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock of the Company. Each share of Series B Preferred Stock shall have voting rights equal to five (5) votes per share. Each share of Series B Preferred Stock is convertible into five (5) shares of the Company’s common stock, including liquidation preference over common stock.

•	Purchase Price - The purchase price is $0.525 per share of Series B Preferred Stock.

•

Cashless Exercise - If on the date the CFO and Director surrenders all or a portion of the Warrants for the purchase of Series B Preferred Stock or the equivalent number of shares of Common Stock, the per share market value of one share of Common Stock is greater than the exercise price of the equivalent Warrant, in lieu of exercising the Warrant by payment of cash, the CFO and Director may exercise the Warrant by a cashless exercise and shall receive a ratably lower number of shares of Series B Preferred Stock or the equivalent number of shares of Common Stock.

•	Vesting - The Warrants are fully vested at issuance.

The Company issued warrants with respect to 400,000 Series B Preferred Stock, in the aggregate. The fair value of these warrants was $210,000 and the additional $10,000 over the deferred salary amount was recorded as compensation expense during the year ended December 31, 2018.

On December 30, 2018, three of the Directors of the Company were awarded share-based compensation for additional services performed during the service period of January 1, 2018 through December 31, 2018, as a one-time award of the ability to purchase a particular amount of Warrants, ranging from 200,000 to 400,000 with the following terms:

•

Number and Type – Each Director is entitled to a one-time award of Warrants for the number of shares of Series B Preferred Stock of the Company. Each share of Series B Preferred Stock shall have voting rights equal to five (5) votes per share. Each share of Series B Preferred Stock is convertible into five (5) shares of the Company’s common stock, including liquidation preference over common stock.

•	Duration – The Warrants entitle each Director to purchase the Series B Preferred Stock from the Company after December 30, 2018 and before December 29, 2028.

•	Purchase Price - The purchase price is $0.60 per share of Series B Preferred Stock.

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

•	Vesting - The Warrants are fully vested at issuance.

The Company issued warrants with respect to 1,000,000 Series B Preferred Stock, in the aggregate. The Company expensed the fair value of these warrants in the amount of $600,000 for the year ended December 31, 2018.

Related Party Transactions

Related party transactions are detailed in Note 2 in the Notes to the Consolidated Financial Statements.

The following table sets out the compensation received for the years ended December 31, 2017 and 2018 with respect to each of the individuals who served as the Company’s principal executive officer and principal financial officer at any time during the last fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Mark J.	2018	$(1)150,000	$-	$-	$-	$-	$-	$-	$150,000
Keeley	2017	$(1)137,730	$(2)1,687,500	$63,725	$-	$-	$-	$-	$1,888,955

Harold	2018	$-	$-	$-	$-	$-	$-	$-	$-
Kestenbaum	2017	$40,000	$(2)1,500,000	$20,392	$-	$-	$-	$-	$1,560,392

_____________

(1) On December 26, 2018, the Company issued the CFO and Director of the Company warrants to purchase 400,000 shares of Series B Preferred Stock in lieu of $200,000 of deferred salary.

(2) All bonus compensation was share-based.

Equity Compensation Plan Information - Employment Agreements

Equity compensation issued in employment agreements in place on December 31, 2017 and 2018 are detailed in Note 2 in the Notes to the Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

A summary of the Company’s outstanding warrant awards at fiscal year end is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, January 1, 2017	$-	$-
Granted	690,000	0.51
Outstanding, December 31, 2017	690,000	0.51
Granted – Abraham Rosenblum	800,000	0.60
Granted – Hershel Weiss	800,000	0.60
Granted – Mark J. Keeley	1,000,000	0.57
Granted – Harold Kestenbaum	80,000	0.60
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2018	$3,370,000	$0.57

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the years ended December 31, 2017 and 2018.

DIRECTORS COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Abraham Rosenblum	2018	$-	$40,000	$480,000	$-	$-	$-	$520,000
	2017	$-	$-	$101,960	$-	$-	$-	$101,960

Hershel Weiss	2018	$-	$40,000	$480,000	$-	$-	$-	$520,000
	2017	$-	$-	$101,960	$-	$-	$-	$101,960

Mark J. Keeley	2018	$-	$40,000	$360,000	$-	$-	$-	$400,000
	2017	$-	$-	$63,725	$-	$-	$-	$63,725

Harold Kestenbaum	2018	$-	$40,000	$48,000	$-	$-	$-	$88,000
	2017	$-	$-	$20,392	$-	$-	$-	$20,392

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 19, 2019, the Company had 17,866,587 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 19, 2019 by each person who is known to have beneficial ownership of more than 5% of any class of First Foods voting securities, and by each executive officer and director and the directors and executive officers of the Company as a group:

Title of Class	Name of Beneficial Owner (1)	Amount of Shares	Percent of Class (2)

Common Stock	Rosenweiss Capital LLC (4)	8,000,000	45%(3)

Common Stock	Hershel Weiss	3,841,665	18%(5)

Common Stock	Abraham Rosenblum	3,841,665	18%(5)

Common Stock	Harold Kestenbaum	1,591,665	9%(6)

Common Stock	Mark J. Keeley	5,841,665	25%(7)

Common Stock	Officers and Directors as a group (4 people)	15,116,660	48%

29

_____________

(1)	In care of First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014

(2)	Calculated from the total of outstanding shares of common stock and common stock equivalents as of March 19, 2019.

(3)	Rosenweiss Capital LLC also owns a Series A Preferred Share with fifty percent (50%) voting rights.

(4)	Rosenweiss Capital LLC is owned by Abraham Rosenblum and Hershel Weiss.

(5)

Does not include the shares owned by Rosenweiss Capital LLC. Does include 591,665 Series B Convertible Preferred Shares and 3,250,000 Series B Convertible Preferred Share Warrants for each beneficial owner.

(6)	Includes 591,665 Series B Convertible Preferred Shares and 250,000 Series B Convertible Preferred Share Warrants.

(7)	Includes 591,665 Series B Convertible Preferred Shares and 4,500,000 Series B Convertible Preferred Share Warrants.

Voting Rights

Holders of the Series A Preferred Shares shall have voting rights equal to fifty percent (50%) of the voting rights of all outstanding classes of capital stock of the Company. Holders of the Series B Preferred Shares shall have voting rights equal to five (5) votes per each share of the Series B Stock. Holders of the Series C Preferred Shares shall have voting rights equal to one (1) vote per each share of the Series C Stock.

Security Ownership of Certain Beneficial Owners

As of March 19, 2019, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who are not listed in the above referenced tables.

Change in Control Arrangements

As of March 19, 2019, there are no arrangements that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Controlling Persons

The Company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

Related Transactions

Related party transactions are detailed in Note 2 in the Notes to the Consolidated Financial Statements.

Director independence

Currently, the majority of the Board of Directors of the Company are not considered “independent” board members.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the years ended December 31, 2018 and 2017 for professional services rendered by CohnReznick LLP for the 2017 first quarter review, and Friedman LLP for the remaining 2017 and 2018 reviews and the December 31, 2017 and 2018 audits:

Accounting Fees and Services

	2018	2017
Audit Fees	$65,500	$75,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$65,500	$75,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Amendment to Articles of Incorporation of the Registrant (1) for Preferred Stock Designations
3.2	By-laws of the Registrant (1)
3.3	Compensatory Arrangements of Directors (2)
10.1	Consulting Agreement, dated February 27, 2017, by and between First Foods Group, Inc. and Harold Kestenbaum (3)
10.2	Employment Agreement, dated March 1, 2017, by and between First Foods Group, Inc. and Mark J. Keeley (4)
10.3	Facility Access and Wholesale Production Purchase and Sale Agreement
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.
(2)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on January 2, 2018, and incorporated herein by reference.
(3)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 2, 2017, and incorporated herein by reference.
(4)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 7, 2017, and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2019	By:	/s/ Harold Kestenbaum
	Name:	Harold Kestenbaum
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: March 29, 2019
Harold Kestenbaum,
Chairman of the Board,
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: March 29, 2019
Mark J. Keeley,
Chief Financial Officer

By:	/s/ Hershel Weiss	Dated: March 29, 2019
Hershel Weiss,
Director

