Form 10-Q
period 2019-03-31
First Foods Group, Inc.
filed 2019-05-13
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2019

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

As of May 9, 2019, the number of shares outstanding of the registrant’s class of common stock was 17,966,587, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$55,229	$30,426
Merchant cash advances, net of allowance $64,810 and $82,354, respectively	391,254	562,488
Prepaid expenses and other current assets	64,194	36,506
Deferred merchant advance commissions	30,101	50,759
TOTAL ASSETS	$540,778	$680,179

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$418,898	$317,356
Deferred revenue	120,229	176,115
Current portion of long term loans, net	114,483	-
Related party loans, net	374,645	372,835
TOTAL CURRENT LIABILITIES	1,028,255	866,306

Long term loans, net	276,747	342,119
TOTAL LIABILITIES	1,305,002	1,208,425

Commitments

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized: Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 473,332 issued and outstanding ($160,000 liquidation preference)	473	473
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($169,950 liquidation preference)	660	660
Common stock: $0.001 par value, 100,000,000 shares authorized, 17,866,587 and 17,709,087 shares issued and outstanding, respectively	17,867	17,709
Additional paid-in capital	7,212,014	7,081,559
Accumulated deficit	(7,996,573)	(7,637,029)
Total First Foods Group, Inc. Deficit	(765,559)	(536,628)
Noncontrolling interests	1,335	8,382
Total deficit	(764,224)	(528,246)
TOTAL LIABILITIES AND DEFICIT	$540,778	$680,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Merchant cash advance income, net	$114,837	$60,295
TOTAL REVENUE	114,837	60,295

OPERATING EXPENSES
Professional fees	29,232	22,069
General and administrative	398,908	439,743
Provision for merchant cash advances	28,338	22,784
Total Operating Expenses	456,478	484,596

LOSS FROM OPERATIONS	(341,641)	(424,301)

OTHER INCOME (EXPENSE)
Interest expense	(24,950)	(16,238)

Loss before income taxes	(366,591)	(440,539)

Provision for income taxes	-	-

NET LOSS	(366,591)	(440,539)

Non-controlling interest share of loss	7,047	-
Dividends on preferred stock	(4,950)	-

Net loss attributed to shareholders of First Foods Group, Inc.	$(364,494)	$(440,539)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	17,822,004	16,927,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group,	Non- controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	deficit

Balance at December 31, 2017	1	$-	16,919,524	$16,920	$5,255,402	$(5,675,169)	$(402,847)	$20,000	$(382,847)

Preferred stock issued for cash	660,000	660	-	-	164,340	-	165,000	-	165,000
Common stock issued to consultants for services	-	-	13,262	13	5,987	-	6,000	-	6,000
Common stock issued for CFO services	-	-	-	-	140,625	-	140,625	-	140,625
Warrants issued for director services	-	-	-	-	72,009	-	72,009	-	72,009
Net loss	-	-	-	-	-	(440,539)	(440,539)	-	(440,539)
Balance at March 31, 2018	660,001	$660	16,932,786	$16,933	$5,638,363	$(6,115,708)	$(459,752)	$20,000	$(439,752)

Balance at December 31, 2018	1,133,333	$1,133	17,709,087	$17,709	$7,081,559	$(7,637,029)	$(536,628)	$8,382	$(528,246)

Common stock issued to consultants for services	-	-	7,500	8	1,492	-	1,500	-	1,500
Warrants issued for director services	-	-	-	-	71,553	-	71,553	-	71,553
Warrants issued for consultant services	-	-	-	-	25,385	-	25,385	-	25,385
Common stock issued for services	-	-	100,000	100	29,900	-	30,000	-	30,000
Common stock issued for loans payable	-	-	50,000	50	7,075	-	7,125	-	7,125
Dividend on preferred stock	-	-	-	-	(4,950)	-	(4,950)	-	(4,950)
Net loss	-	-	-	-	-	(359,544)	(359,544)	(7,047)	(366,591)
Balance at March 31, 2019	1,133,333	$1,133	17,866,587	$17,867	$7,212,014	$(7,996,573)	$(765,559)	$1,335	$(764,224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(366,591)	$(440,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	56,885	212,635
Employee stock based compensation	71,553	6,000
Amortization of debt discount	8,046	8,749
Provision for merchant cash advances	28,338	22,784
Changes in operating assets and liabilities:
Merchant cash advances	142,896	(190,109)
Deferred merchant advance commissions	20,658	(21,653)
Prepaid expenses and other current assets	(27,688)	(24,382)
Accounts payable and accrued liabilities	96,592	65,083
Deferred revenue	(55,886)	49,686
Deferred compensation	-	42,564
Net cash used in operating activities	(25,197)	(269,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series C convertible preferred stock	-	165,000
Proceeds from long term loans	50,000	-
Net cash provided by financing activities	50,000	165,000

NET (DECREASE) INCREASE IN CASH	24,803	(104,182)
CASH AT BEGINNING OF PERIOD	30,426	136,188
CASH AT END OF PERIOD	$55,229	$32,006

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued for long term loans	$7,125	$-

CASH PAID FOR:
Interest	$27,966	$3,001
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 90 shares owned by the Company and 10 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate, as well as licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a hemp-based or marijuana-based ingredient, although it intends to revisit the matter as laws change in jurisdictions in which it operates. The Company is in the business of licensing its IP to third parties that may produce, package, distribute or sell hemp-based or marijuana-based products, but only in those states where such activities are legal. Through the end of the first quarter 2019, the Company had not sold any product and had not earned any revenue from its Holy Cacao business. On February 27, 2019 the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult”. Holy Cacao has submitted multiple applications to the USPTO for additional brand names, including “Mystere” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019 the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to begin producing its specialty chocolate and selling it to manufacturing and wholesaling companies. On May 6, 2019 the Company received and accepted a purchase order to manufacture and sell three of its specialty chocolate products.

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. The Company may also provide cash advances directly to merchants.

Liquidity and Going Concern

The Company's unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, the Company cannot provide any assurances that it will be successful in accomplishing any of its plans.

The Company does not have sufficient cash flow for the next twelve months from the issuance of this report. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s annual consolidated financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2019 may not be indicative of results for the full year.

The noncontrolling interest represents the proportionate share of the proceeds received and also the income and loss pickup from the ten-percent sale of equity interest in our otherwise wholly owned subsidiary; Holy Cacao.

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

Starting in October 2017, the Company entered into a contract with TIER to participate in TIER’s purchase of merchant cash advances, which are short-term cash advances made to businesses in return for an agreed-upon amount of future sales, paid by the business in small, regular daily payments. During the three months ended March 31, 2019, the Division participated in 221 merchant cash advances from TIER.

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At March 31, 2019, the Company reserved an amount equal to 12% of the outstanding merchant cash advance balance at period end determined by the risk of default as disclosed by TIER along with management’s assessment, as well as an additional reserve for discounts to merchants who settle their advance balance prior to the scheduled due date. In addition, the Company wrote off ten (10) merchant advances for a total of $66,270 for the three months ended March 31, 2019. These expenses, unless they were included in previous reserves, are included in provision for merchant cash advances expenses on the accompanying condensed consolidated statements of operations.

Concentration Risks

As of and during the three months ended March 31, 2019, the Company’s merchant cash advance income (“MCA income”) and advances from merchant cash advances were mainly derived from one merchant cash advance provider. The Company recognizes the concentration of its merchant cash advances, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding merchant cash advances. The Company actively mitigates its portfolio concentration risk by monitoring its merchant cash advance provider’s ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across 221 different merchants during the quarter ended March 31, 2019.

As of March 31, 2019, the Company’s receivables from merchant cash advances included $218,261 from two merchants ($150,073 and $68,188), representing 56% of the Company’s merchant cash advances. The Company earned $62,623 of MCA income from four merchants ($20,987, $17,239, $12,322 and $12,075), representing 55% of the Company’s MCA income for the three months ended March 31, 2019. The Company earned $18,375 of MCA income from one merchant, representing 30% of the Company’s MCA income for the three months ended March 31, 2018.

As of December 31, 2018, the Company’s receivables from merchant cash advances included $232,484 from two merchants ($141,539 and $90,945), representing 41% of the Company’s merchant cash advances.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. We completed our assessment of the impact of the ASC 606 and determined that we recognize revenue in accordance with ASC 860, Transfers and Servicing, which is explicitly excluded from the scope of ASC 606. We participate in the servicing of merchant cash advances that have been provided to third parties, which in accordance with ASC 860, causes us to recognize MCA income.

The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company completed its assessment of the guidance and determined its merchant cash advances are excluded from the scope of ASU 2014-09. As a result of this scope exception, the adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

During the three months ended March 31, 2019, the Company recognized its MCA income as follows:

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

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products and packaging targeted to particular states within the US. The research and development costs for the three months ended March 31, 2019 and 2018, were approximately $70,000 and $15,000, respectively. These expenses are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with ASU No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes”, the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of March 31, 2019, and therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of March 31, 2019.

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of March 31, 2019 and December 31, 2018 because their effect would be antidilutive.

The Company had 403,750 and 100,000 warrants to purchase common stock outstanding at March 31, 2019 and 2018, respectively. The Company had 3,370,000 and 690,000 warrants to purchase Series B preferred stock outstanding at March 31, 2019 and 2018, respectively. Additionally, the Company has 1,133,333 and 660,001 preferred shares outstanding that are convertible into 3,026,665 and 660,005 shares of common stock at March 31, 2019 and 2018, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, were $10,692 and $20,739, respectively.

Non-Controlling Interests in Consolidated Financial Statements

In June 2011, the FASB issued ASC 810-10-65-1, to clarify that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of its common stock and a ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017. The Company’s periodic reporting now includes the results of operations of Holy Cacao, with the ten-percent ownership reported as noncontrolling interests. The operating expense for Holy Cacao for the three months ended March 31, 2019 was $70,470. There was no revenue for Holy Cacao for the three months ended March 31, 2019.

The Company conducts business as two operating segments, First Foods and Holy Cacao. The Company does not distinguish between the two segments and has only one reportable segment based on quantitative thresholds. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. As of March 31, 2019, the Holy Cacao segment had not generated any revenues.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and prior GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. The Company adopted this provision on January 1, 2019 which did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The Company completed its assessment of the guidance and determined its merchant cash advances are excluded from the scope of ASU 2014-09. As a result of this scope exception, the adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB, issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718. The new guidance becomes effective for the Company for the year ending December 31, 2018, including interim periods. The Company adopted this provision on January 1, 2018 which did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company elected early adoption of this pronouncement for the year ended December 31, 2018 and it is reflected in these condensed consolidated financial statements, which did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of entry into the agreement. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019 through the remainder of his employment. The CFO’s salary was deferred until the Company raised at least $1,000,000 in financing. This raise has been achieved and the CFO’s salary is now being accrued. This agreement has since been amended, where Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. Mr. Keeley was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 25, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 Director compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 4). As of March 31, 2019 and December 31, 2018, the Company has accrued $141,667 and $87,500, respectively, in relation to the employment agreement and $14,235 and $13,449, respectively, in relation to the payroll tax liability.

On January 30, 2019, the Company entered into a consulting agreement with R and W Financial, an entity owned by a Company director, to assist with the growth of the Company. R and W Financial will receive $5,000 per month for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 30 days written notice to the other.

Consulting Agreement

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to his consulting agreement, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of entry into the agreement. On December 26, 2017, Mr. Kestenbaum agreed to a reduction in his 2017 annual salary from $120,000 to $40,000. This agreement has since been amended, where Mr. Kestenbaum now earns $40,000 per year for his role as Chairman of the Board. Mr. Kestenbaum was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 4). As of March 31, 2019 and December 31, 2018, the Company has accrued a total of $40,000 in relation to the consulting agreement.

Related Party Loans

On October 17, 2017, Obvia LLC, of which the Company’s Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate of the US Prime Federal Funds Rate +1% or 6.50% at March 31, 2019, to be compounded monthly. The note is secured by the full value of the borrower and matures on October 31, 2019. During the three months ended March 31, 2019 and 2018, the Company recorded $1,724 and $1,290, respectively, as interest expense related to this loan. As of March 31, 2019 and December 31, 2018, the principal balance of this loan was $100,000 and the accrued interest was $8,735 and $7,011, respectively.

On November 2, 2017, Kennedy Business Center LLC, an entity owned by an immediate family member of a Company director, provided a loan in the amount of $90,000 bearing an interest rate of 10% which matured on November 30, 2018, but was paid back early on October 25, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 3, 2017. The Company recorded a debt discount of $17,500 for the fair market value of the shares issued. During the three months ended March 31, 2018, the Company recorded $8,749 of interest expense related to the amortization of debt discount related to this loan and $2,219 of regular interest. As of March 31, 2019 and December 31, 2018, the principal balance of this loan was $0 and the accrued interest was $0 and $4,366, respectively.

On April 26, 2018, R and W Financial, an entity owned by a Company director, provided an unsecured, non-interest bearing loan in the amount of $179,813 which matures on April 25, 2020 and which was used to pay the balance of the non-interest bearing short-term loans due to the Company Secretary, who is also a Director and shareholder of the Company. As of March 31, 2019 and December 31, 2018, the principal balance of this loan was $179,813.

On June 14, 2018, the Company issued a promissory note of $100,000 to Mayer Weiss, an immediate family member of a Company director. The note carries a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 shares of common stock were issued with the note and are being amortized over the life of the loan which is due December 13, 2019. The Company recorded a debt discount of $11,000 for the fair market value of the shares issued. During the three months ended March 31, 2019, the Company recorded $1,810 of interest expense related to the amortization of debt discount related to this loan and $2,959 of regular interest. As of March 31, 2019 and December 31, 2018, the principal balance of this loan was $100,000 and the accrued interest was $2,962 and $6,575, respectively.

All of the above transactions were approved by disinterested directors.

	March 31, 2019	December 31, 2018
Obvia LLC	$100,000	$100,000
R & W Financial	179,813	179,813
Mayer Weiss	100,000	100,000
Unamortized debt discount	(5,168)	(6,978)
Total	$374,645	$372,835

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

The Company issued warrants with respect to 565,000 Series B Preferred Stock, in the aggregate, in relation to the binding term sheets. The Company expensed the fair value of these warrants in the amount of $72,010 ratably during the three months ended March 31, 2018.

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the three months ended March 31, 2019, the Company recorded $71,553 as compensation expense related to the warrants.

On February 26, 2019, the Company entered into director agreements with each of the Directors of the Company. Pursuant to the agreements, each Director may be compensated with share-based and/or cash-based compensation. The Directors’ compensation for the period January 1, 2019 through December 31, 2019 will be $10,000 per quarter per Director to be paid on a date determined by the Board of Directors. In addition, the Director’s may receive a one-time award of the ability to purchase a particular amount of warrants, as determined by the Board of Directors. The Company issued 0 warrants in relation to the agreements for the three months ended March 31, 2019.

NOTE 3 – LONG TERM LOANS

On July 23, 2018, the Company issued promissory notes of $100,000 and $18,000, respectively. The notes carry a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 and 18,000 shares of common stock were issued with the respective notes and will be amortized over the life of the loans which are due January 22, 2020 with a balloon payment. The Company recorded a debt discount of $5,500 and $990 for the fair market value of the shares issued, respectively. During the three months ended March 31, 2019, the Company recorded $903 and $163 of interest expense related to the amortization of debt discount related to these notes and $2,959 and $533 of regular interest, respectively. As of March 31, 2019, the principal balance of these notes was $100,000 and $18,000 with unamortized debt discount of $2,981 and $536, respectively, and the accrued interest was $252 and $225, respectively. As of December 31, 2018, the principal balance of these notes was $100,000 and $18,000 and the accrued interest was $293 and $233, respectively.

On October 11, 2018, the Company issued a promissory note of $250,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 250,000 shares of common stock were issued with the note valued at $0.10 per share, which is the market value on the date of the agreement and will be amortized over the life of the loan which is due April 10, 2020 with a balloon payment. The Company recorded a debt discount of $25,000 for the fair market value of the shares issued. During the three months ended March 31, 2019, the Company recorded $4,113 of interest expense related to the amortization of debt discount related to the note and $7,397 of regular interest. As of March 31, 2019 and December 31, 2018, the principal balance of the note was $250,000 with unamortized debt discount of $17,185 at March 31, 2019 and the accrued interest was $1,555 and $6,658, respectively.

On January 9, 2019, the Company issued a promissory note of $50,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 50,000 shares of common stock were issued with the note valued at $0.1425 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due July 8, 2020 with a balloon payment. The Company recorded a debt discount of $7,125 for the fair market value of the shares issued. During the three months ended March 31, 2019, the Company recorded $1,057 of interest expense related to the amortization of debt discount related to the note and $1,332 of regular interest. As of March 31, 2019, the principal balance of the note was $50,000, the unamortized debt discount was $6,068 and the accrued interest was $332.

	March 31, 2019	December 31, 2018
Loan issued July 23, 2018	$18,000	$18,000
Loan issued July 23, 2018	100,000	100,000
Loan issued October 11, 2018	250,000	250,000
Loan issued January 09, 2019	50,000	-
Unamortized debt discount	(26,770)	(25,881)
Total	391,230	342,119
Less: current portion, net	114,483	-
Total long term portion, net	$276,747	$342,119

NOTE 4 – DEFICIT

On May 11, 2017, the Company entered into a consulting agreement to place up to $1.5 million worth of common stock within six months to provide funds to complete an acquisition. The Company may incur fees up to $135,000 in relation to this agreement with a $10,000 retainer payable immediately in common stock valued on the date of signing. The remaining $125,000 is to be placed into escrow and released on the date of closing valued at the closing asking price. Of the $10,000 retainer, $5,000 is non-refundable. As of March 31, 2019 and through the date of these financial statements, the Company has recorded $5,000 as prepaid expense and accrued liabilities, no shares have been issued related to this agreement, and the original agreement is in the process of being renegotiated among and between the Company and the consultant.

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

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for 18 months from the date of issuance. For the three months ended March 31, 2019 and 2018, the Company recorded $4,950 and $3,300 of dividend expense related to the subscription agreement, respectively.

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

On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement for a term of twelve (12) months with an unrelated party to use the party’s leased commercial chocolate manufacturing facility in exchange for paying the following:

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

Warrant Activity

Common Stock Warrants

On July 16, 2018, the Company entered into a consulting agreement with a service provider that contains the following terms:

•

375,000 warrants were awarded as of the date of the agreement and will vest ratably over the next 12 months from the date of the agreement. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.078; fair market value of underlying stock of $0.08; expected term of 3 years; risk free rate of 2.67%; volatility of 417.39%; and dividend yield of 0%. The total fair value of these warrants is $30,000 and will be expensed ratably over a period of 12 months. For the three months ended March 31, 2019, the Company recorded an expense of $7,397 in relation to these warrants. As of March 31, 2019, a total of 265,625 warrants had vested and 31,250 were exercised.

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

On February 5, 2019, the Company signed a Consulting Agreement for a six (6) month term with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. The Consulting Agreement has a $7,000 monthly fee. In addition, the Company issued a warrant to the Consultant to purchase 60,000 shares of the Company’s common stock at the closing market price of $0.30 on the February 5, 2019 with a term of three (3) years. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.30; fair market value of underlying stock of $0.30; expected term of 3 years; risk free rate of 2.50%; volatility of 388.56%; and dividend yield of 0%. The total fair value of these warrants is $17,988 and was expensed at issuance.

On February 5, 2019, the Company signed an Employment Agreement for a term of three years beginning when the prospective employee obtains his permanent United States visa. The employee will assist with the manufacturing, packaging and distribution of the Company’s chocolate product line. The Employment Agreement has a $7,000 monthly salary. In addition, the Company will issue a warrant to the prospective employee to purchase 300,000 shares of the Company’s common stock with a term of three (3) years. In addition, the employee will receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Each of the warrants will be exercisable within a three-year period from the date of issue. If the employee fails to obtain his visa, all granted warrants must be given back to the Company. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. As of March 31, 2019, no warrants have been expensed because the employment period has not commenced.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2017	100,000	$1.45
Granted	375,000	0.08
Exercised	(31,250)	0.08
Forfeited or cancelled	(100,000)	-
Outstanding, December 31, 2018	343,750	0.08
Granted	60,000	0.30
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2019	403,750	$0.11

As of March 31, 2019, 325,625 warrants for common stock were exercisable and the intrinsic value of these warrants was $35,063. As of March 31, 2019, the weighted average remaining contractual life was 2.40 years for warrants outstanding and the remaining expense is approximately $8,795 over the remaining amortization period which is 4 months.

As of March 31, 2018, 100,000 warrants for common stock were exercisable and the intrinsic value of these warrants was $0. As of March 31, 2018, the weighted average remaining contractual life was 9 months for warrants outstanding and the remaining expense is approximately $0.

Preferred Stock Warrants

On December 26, 2017, the Company amended its employment agreement with the CFO and Director (see Note 2) and issued warrants to purchase 125,000 shares of Series B Preferred Stock as compensation expense for each of the years ended December 31, 2017 and 2018. The warrants have an exercise price of $0.51 per share. The warrants associated with compensation in 2017 were fully vested as of December 31, 2017. The warrants associated with compensation in 2018 vested monthly from January 1, 2018 through December 31, 2018. The warrants are exercisable from January 1, 2018 through December 31, 2024. The Company expensed the fair value of these warrants in the amount of $15,931 during the three months ended March 31, 2018.

On December 26, 2017, the Company issued warrants to purchase 565,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for the year ended December 31, 2018. The warrants have an exercise price of $0.51 per share, vests monthly from January 1, 2018 through December 31, 2018, and are exercisable from January 1, 2018 through December 31, 2024. The Company expensed the fair value of these warrants in the amount of $56,078 during the three months ended March 31, 2018.

On May 10, 2018, the Company issued warrants to purchase 1,280,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for services to be performed for the period May 10, 2018 through December 31, 2020. The warrants have an exercise price of $0.60, vest over a 32-month period starting May 10, 2018 through December 31, 2020, and are exercisable from January 1, 2019 through December 31, 2027. As of December 31, 2018, there were 320,000 Series B Preferred Stock warrants exercisable. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the three months ended March 31, 2019, the Company recorded $71,553 as compensation expense related to the warrants.

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2017	690,000	$0.51
Granted	2,680,000	0.58
Outstanding, December 31, 2018	3,370,000	0.57
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2019	3,370,000	$0.57

As of March 31, 2019, 2,530,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $1,230,600. As of March 31, 2019, the weighted average remaining contractual life was 8.49 years for warrants outstanding and the remaining expense is $509,615 over the remaining amortization period which is 1.75 years.

As of March 31, 2018, the weighted average remaining contractual life was 6 years for warrants outstanding. As of March 31, 2018, 366,250 warrants were exercisable and the intrinsic value of warrants exercisable was $0. As of March 31, 2018, the remaining expense is approximately $216,000 over the remaining amortization period which is .75 years.

NOTE 5 - COMMITMENTS

On June 18, 2018, the Company entered into an agreement for media relation services for a term of 12 months from the date of the agreement. The Company will incur $10,000 for the publication of a syndicated news feature. For the three months ended March 31, 2019, the Company did not incur any costs with respect to this agreement.

On February 11, 2019, the Company entered into a consulting agreement for social media and public relation services whereby the Company is required to pay $6,300 in cash and $7,000 in shares of the Company’s common stock for the full months starting March 1, 2019 through May 31, 2019, as well as $1,500 for time incurred from February 11, 2019 through February 28, 2019.

On February 26, 2019, the Company entered into director agreements with each of the Directors of the Company. Pursuant to the agreements, each Director may be compensated with share-based and/or cash-based compensation. The Directors’ compensation for the period January 1, 2019 through December 31, 2019 will be $10,000 per quarter per Director to be paid on a date determined by the Board of Directors. In addition, the Director’s may receive a one-time award of the ability to purchase a particular amount of warrants, as determined by the Board of Directors.

NOTE 6 – SUBSEQUENT EVENTS

On May 6, 2019 the Company received and accepted a purchase order in accordance with its March 26, 2019 Facility Access and Wholesale Production Purchase and Sale Agreement to manufacture and sell three of its specialty chocolate products in the amount of $31,545.

On May 8, 2019 the Company entered into an agreement (the “Agreement”) with a strategic advisory consultant (the “Consultant”). The Consultant was awarded 100,000 shares of the Company’s common stock (the “Shares”) at a fair market value of $0.24 per share for $24,000. Also, in accordance with the Agreement, the Company shall at its sole discretion grant a bonus to the Consultant of up to 1,000,000 Shares.

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

First Foods is focused on developing its specialty chocolate line and participating in merchant cash advances through its 1st Foods Funding Division. First Foods continues to pursue new foodservice brands and menu concepts.

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 90 shares owned by the Company and 10 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate, as well as licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a hemp-based or marijuana-based ingredient, although it intends to revisit the matter as laws change in jurisdictions in which it operates. The Company is in the business of licensing its IP to third parties that may produce, package, distribute or sell hemp-based or marijuana-based products, but only in those states where such activities are legal. Through the end of the first quarter 2019, the Company had not sold any product and had not earned any revenue from its Holy Cacao business. On February 27, 2019 the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult”. Holy Cacao has submitted multiple applications to the USPTO for additional brand names, including “Mystere” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019 the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to begin producing its specialty chocolate product and selling it to manufacturing and wholesaling companies. On May 6, 2019 the Company received and accepted a purchase order to manufacture and sell three of its specialty chocolate products.

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

Results of Operations for the Three Months Ended March 31, 2019 compared to the Three Months ended March 31, 2018

We had $114,837 of revenue for the three months ended March 31, 2019 compared to $60,295 in revenue for the three months ended March 31, 2018. Our increase in revenue was the result of an increase in participation in merchant cash advances. For the three months ended March 31, 2019, our operating expenses were $456,478 which consisted of professional fees of $29,232, general and administrative expenses of $398,908 and $28,338 of provision for merchant cash advances. Our net loss was $366,591. For the three months ended March 31, 2018, our operating expenses were $484,596 which consisted of professional fees of $22,069, general and administrative expenses of $439,743 and $22,784 of provision for merchant cash advances. As a result, our net loss was $440,539. This decrease in our net loss was primarily due to decrease in executive and director compensation and advertising and promotion expense.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $25,197 for the three months ended March 31, 2019 and $269,182 for the three months ended March 31, 2018. This was primary due to having a lower net loss of $366,591 in 2019 vs having a net loss of $440,539 in 2018. This resulted in a working capital deficiency of $(487,477) at March 31, 2019 and $(186,127) at December 31, 2018. This was due primarily to loans coming due within the year.

Net cash provided by financing activities amounted to $50,000 for the three months ended March 31, 2019 and $165,000 for the three months ended March 31, 2018. This was due to a lower amount of proceeds from loans in 2019 vs funding through preferred stock in 2018.

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

Concentration Risks

As of and during the three months ended March 31, 2019, the Company’s merchant cash advance income (“MCA income”) and advances from merchant cash advances were mainly derived from one merchant cash advance provider. The Company recognizes the concentration of its merchant cash advances, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding merchant cash advances. The Company actively mitigates its portfolio concentration risk by monitoring its merchant cash advance provider’s ability to participate in merchant cash advances from alternative providers and spreading the merchant cash advance participation across 221 different merchants during the quarter ended March 31, 2019.

As of March 31, 2019, the Company’s receivables from merchant cash advances included $218,261 from two merchants ($150,073 and $68,188), representing 56% of the Company’s merchant cash advances. The Company earned $62,623 of MCA income from four merchants ($20,987, $17,239, $12,322 and $12,075), representing 55% of the Company’s MCA income for the three months ended March 31, 2019. The Company earned $18,375 of MCA income from one merchant, representing 30% of the Company’s MCA income for the three months ended March 31, 2018.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2019, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report; however, information regarding our risk factors appears in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of unregistered equity securities occurred during the quarter ended March 31, 2019.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

Item 6. Exhibits, Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION
3.1	Amendment to Articles of Incorporation of the Registrant (1) for Preferred Stock Designations
3.2	By-laws of the Registrant (1)
3.3	Form of Compensatory Arrangements of Directors (2)
10.1	Facility Access and Wholesale Production Purchase and Sale Agreement (3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.
(2)	Filed herewith.
(3)	Filed as an Exhibit to Form 10-K, filed by First Foods Group, Inc. on March 29, 2019, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Harold Kestenbaum	Dated: May 13, 2019
Harold Kestenbaum,
Chairman of the Board and
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: May 13, 2019
Mark J. Keeley,
Chief Financial Officer

