Form 10-Q
period 2019-06-30
First Foods Group, Inc.
filed 2019-08-13
CIK 1648903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

As of August 8, 2019, the number of shares outstanding of the registrant’s class of common stock was 18,305,502, par value of $0.001 per share.

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$32,513	$30,426
Accounts receivable, net	31,545	-
Merchant cash advances, net of allowance $45,096 and $82,354, respectively	280,435	562,488
Prepaid expenses and other current assets	57,939	36,506
Deferred merchant advance commissions	29,646	50,759
TOTAL ASSETS	$432,078	$680,179

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$574,106	$317,356
Deferred revenue	94,130	176,115
Loans, net	352,545	-
Related party loans, net	376,475	372,835
TOTAL CURRENT LIABILITIES	1,397,256	866,306

Loans, net - long term	66,523	342,119
TOTAL LIABILITIES	1,463,779	1,208,425

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 473,332 issued and outstanding ($160,000 liquidation preference)	473	473
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($174,900 liquidation preference)	660	660
Common stock: $0.001 par value,100,000,000 shares authorized, 18,055,502 and 17,709,087 shares issued and outstanding, respectively	18,056	17,709
Additional paid-in capital	7,330,640	7,081,559
Accumulated deficit	(8,372,285)	(7,637,029)
Total First Foods Group, Inc. Deficit	(1,022,456)	(536,628)

Noncontrolling interests	(9,245)	8,382
Total deficit	(1,031,701)	(528,246)
TOTAL LIABILITIES AND DEFICIT	$432,078	$680,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Product sales	$31,545	$-	$31,545	$-
Merchant cash advance income, net	41,916	85,510	156,753	145,805
Total Revenues	73,461	85,510	188,298	145,805

OPERATING EXPENSES
Cost of product sales	20,983	-	20,983	-
Professional fees	25,615	1,620	54,847	23,689
General and administrative	391,340	277,540	790,248	717,283
Provision for merchant cash advances	(6,099)	13,656	22,239	36,440
Total Operating Expenses	431,839	292,816	888,317	777,412

LOSS FROM OPERATIONS	(358,378)	(207,306)	(700,019)	(631,607)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	3,000	-	3,000
Interest expense	(27,914)	(11,943)	(52,864)	(28,181)

Loss before income taxes	(386,292)	(216,249)	(752,883)	(656,788)

Provision for income taxes	-	-	-	-

NET LOSS	(386,292)	(216,249)	(752,883)	(656,788)

Non-controlling interest share of loss	10,580	-	17,627	-
Dividends on preferred stock	(4,950)	-	(9,900)	-

Net loss attributed to shareholders of First Foods Group, Inc.	$(380,662)	$(216,249)	$(745,156)	$(656,788)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.02)	$(0.01)	$(0.04)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	17,952,371	16,999,061	17,887,548	16,963,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Deficit
(Unaudited)
							Total First
					Additional		Foods	Non-
	Preferred Stock		Common Stock		paid-in	Accumulated	Group, Inc.	controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	deficit	interests	deficit

Balance at December 31, 2018	1,133,333	$1,133	17,709,087	$17,709	$7,081,559	$(7,637,029)	$(536,628)	$8,382	$(528,246)

Common stock issued to consultants for services	-	-	7,500	8	1,492	-	1,500	-	1,500
Warrants issued for director services	-	-	-	-	71,553	-	71,553	-	71,553
Warrants issued for consultant services	-	-	-	-	25,385	-	25,385	-	25,385
Common stock issued for services	-	-	100,000	100	29,900	-	30,000	-	30,000
Common stock issued with loans payable	-	-	50,000	50	7,075	-	7,125	-	7,125
Dividend on preferred stock	-	-	-	-	(4,950)	-	(4,950)	-	(4,950)
Net loss	-	-	-	-	-	(359,544)	(359,544)	(7,047)	(366,591)
Balance at March 31, 2019	1,133,333	$1,133	17,866,587	$17,867	$7,212,014	$(7,996,573)	$(765,559)	$1,335	$(764,224)

Common stock issued to consultants for services	-	-	176,415	176	40,074	-	40,250	-	40,250
Warrants issued for director services	-	-	-	-	72,348	-	72,348	-	72,348
Warrants issued for consultant services	-	-	-	-	7,479	-	7,479	-	7,479
Common stock issued with loans payable	-	-	12,500	13	3,675	-	3,688	-	3,688
Dividend on preferred stock	-	-	-	-	(4,950)	-	(4,950)	-	(4,950)
Net loss	-	-	-	-	-	(375,712)	(375,712)	(10,580)	(386,292)
Balance at June 30, 2019	1,133,333	$1,133	18,055,502	$18,056	$7,330,640	$(8,372,285)	$(1,022,456)	$(9,245)	$(1,031,701)

Balance at December 31, 2017	1	$-	16,919,524	$16,920	$5,255,402	$(5,675,169)	$(402,847)	$20,000	$(382,847)

Preferred stock issued for cash	660,000	660	-	-	164,340	-	165,000	-	165,000
Common stock issued to consultants for services	-	-	13,262	13	5,987	-	6,000	-	6,000
Common stock issued for CFO services	-	-	-	-	140,625	-	140,625	-	140,625
Warrants issued for director services	-	-	-	-	72,009	-	72,009	-	72,009
Net loss	-	-	-	-	-	(440,539)	(440,539)	-	(440,539)
Balance at March 31, 2018	660,001	$660	16,932,786	$16,933	$5,638,363	$(6,115,708)	$(459,752)	$20,000	$(439,752)

Common stock issued to consultants for services	-	-	10,101	10	1,990	-	2,000	-	2,000
Common stock issued to consultants for services - related party	-	-	75,000	75	8,925	-	9,000	-	9,000
Common stock issued with related party loans	-	-	100,000	100	10,900	-	11,000	-	11,000
Warrants issued for director services	-	-	-	-	72,010	-	72,010	-	72,010
Net loss	-	-	-	-	-	(216,249)	(216,249)	-	(216,249)
Balance at June 30, 2018	660,001	$660	17,117,887	$17,118	$5,732,188	$(6,331,957)	$(581,991)	$20,000	$(561,991)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(752,883)	$(656,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	104,615	17,000
Employee stock based compensation	143,901	284,645
Gain on forgiveness of debt	-	3,000
Amortization of debt discount	16,401	11,667
Provision for merchant cash advances	22,239	46,003
Changes in operating assets and liabilities:
Accounts receivable	(31,545)	-
Merchant cash advances	259,814	(309,262)
Deferred merchant advance commissions	21,113	(15,227)
Prepaid expenses and other current assets	(21,433)	(13,539)
Accounts payable and accrued liabilities	265,000	107,725
Deferred revenue	(81,985)	71,175
Deferred compensation	-	84,971
Net cash used in operating activities	(54,763)	(368,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series C convertible preferred stock	-	165,000
Dividend payment	(18,150)	-
Proceeds from shareholder loans	-	280,134
Repayment of shareholder loans	-	(179,814)
Proceeds from loans	75,000	-
Net cash provided by financing activities	56,850	265,320

NET INCREASE (DECREASE) IN CASH	2,087	(103,310)
CASH AT BEGINNING OF PERIOD	30,426	136,188
CASH AT END OF PERIOD	$32,513	$32,878

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with long term loans	$10,813	$11,000

CASH PAID FOR:
Interest	$40,848	$3,750
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the “Company” or “First Foods”) is a smaller reporting company focused on developing its specialty chocolate line and participating in merchant cash advances through its 1st Foods Funding Division (the “Division”). First Foods continues to pursue new foodservice brands and menu concepts.

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate, including specialty chocolate infused with a hemp-based ingredient in those United States jurisdictions where hemp-based products are legal. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as laws change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, distribute or sell hemp-based or marijuana-based products, but only in those states where such activities are legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Purely Irresistible” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to begin producing its specialty chocolate product and selling it to manufacturing and wholesaling companies. On May 7, 2019, the Company sold three of its products comprised of 1,500 kilograms of specialty chocolate. This was the only purchase order received by the company to date. The Company expects to have additional orders in the future, but is not assured of receiving additional purchase orders. However, on July 1, 2019, hemp-based ingredients became legal in the state of Florida, where the Company produces its specialty chocolate products. Accordingly, on August 9, 2019, the Company signed a letter of intent to enter into a master distribution agreement with a master distributor to distribute the Company’s hemp-based chocolate edibles products (see Note 6). Also, on August 9, 2019, the Company purchased the intellectual property of Southeast Edibles, which consists of a pending logo, in-process package designs, social media tags and handles, and a pending trademark (see Note 6).

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. The Company may also provide cash advances directly to merchants.

Table of Content

Liquidity and Going Concern

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2019, the Company had approximately $350,000 of third-party short-term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds and; therefore, the Company cannot provide any assurances that it will be successful in accomplishing any of its plans.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2019 may not be indicative of results for the full year.

The noncontrolling interest represents the proportionate share of the proceeds received and also the income and loss pickup from the fifteen-percent equity interest in our otherwise wholly owned subsidiary; Holy Cacao.

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Table of Content

Merchant Cash Advances

Starting in October 2017, the Company entered into a contract with TIER to participate in TIER’s purchase of merchant cash advances, which are short-term cash advances made to businesses in return for an agreed-upon amount of future sales, paid by the business in small, regular daily payments. During the six months ended June 30, 2019, the Division participated in 259 merchant cash advances from TIER and 3 merchant cash advances directly with 1 merchant.

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At June 30, 2019, the Company reserved an amount equal to 12% of the outstanding merchant cash advance balance at period end determined by the risk of default as disclosed by TIER along with management’s assessment, as well as an additional reserve for discounts to merchants who settle their advance balance prior to the scheduled due date. In addition, the Company wrote off eighteen (18) merchant advances for a total of $59,497 for the six months ended June 30, 2019. These expenses, unless they were included in previous reserves, are included in provision for merchant cash advances expenses on the accompanying unaudited condensed consolidated statements of operations.

Concentration Risks

As of and during the three and six months ended June 30, 2019, the Company’s merchant cash advance income (“MCA income”) and advances from merchant cash advances were mainly derived from one merchant cash advance provider. The Company recognizes the concentration of its merchant cash advances, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding merchant cash advances. The Company actively mitigates its portfolio concentration risk by monitoring its merchant cash advance provider’s ability to participate in merchant cash advances from alternative providers and spreading merchant cash advance participation across various merchants.

As of June 30, 2019, the Company’s receivables from merchant cash advances included $164,172 from two merchants ($102,719 and $61,453), representing 58.5% of the Company’s merchant cash advances. The Company earned $13,350 of MCA income from one merchant, representing 32% of the Company’s MCA income for the three months ended June 30, 2019. The Company earned $46,839 of MCA income from two merchants ($25,852 and $20,987), representing 30% of the Company’s MCA income for the six months ended June 30, 2019.

For the three months ended June 30, 2018, the Company earned MCA income from seven merchants for $46,106 ($12,542, $8,862, $8,401, $5,063, $4,213, $3,927, and $3,099), representing 54% of total MCA income. The Company earned MCA income from nine merchants for $87,486 ($18,375, $15,965, $15,147, $10,800, $8,401, $5,967, $4,699, $4,432 and $3,700), representing 60% of total MCA income for the six months ended June 30, 2018.

As of June 30, 2019, the Company’s accounts receivable had a concentration of 100% from one customer. The concentration of the Company’s accounts receivable creates a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of outstanding accounts receivable balances.

As of June 30, 2019, the Company had a purchase concentration of 100% from one vendor.

As of December 31, 2018, the Company’s receivables from merchant cash advances included $232,484 from two merchants ($141,539 and $90,945), representing 41% of the Company’s merchant cash advances.

Table of Content

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. We completed our assessment of the impact of the ASC 606 and determined that we recognize our merchant cash advances in accordance with ASC 860, Transfers and Servicing, which is explicitly excluded from the scope of ASC 606. We participate in the servicing of merchant cash advances that have been provided to third parties, which in accordance with ASC 860, causes us to recognize MCA income. Commencing in Q2 2019, we also have product sales from our Holy Cacao division that follow ASC 606.

The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company completed its assessment of the guidance and determined its merchant cash advances are excluded from the scope of ASU 2014-09. As a result of this scope exception, the adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

During the three and six months ended June 30, 2019, the Company recognized its product sales as follows:

Product sales are measured based on consideration specified in a contract with a customer that we expect to receive in exchange for goods, net of any variable considerations (e.g. rights to return product, sales incentives, etc.). The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer. These criteria are assumed to have been met upon delivery of the products requested by the customer to the customer’s carrier. The Company applied the practical expedient available under ASC 606 to disregard determining significant financing components, if the good is transferred and payment is received within one year.

During the three and six months ended June 30, 2019, the Company recognized its MCA income as follows:

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

Table of Content

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the terms of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of June 30, 2019, the Company had no allowance for doubtful accounts.

Inventory

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of June 30, 2019, the Company had no inventory and no allowance for inventory reserves.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products and packaging targeted to particular states within the US. The research and development costs for the three months ended June 30, 2019 and 2018, were approximately $18,510 and $15,000, respectively. The research and development costs for the six months ended June 30, 2019 and 2018, were approximately $33,510 and $30,000, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with ASU No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

Stock Based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. For restricted stock grants, fair value is determined as the closing price of the Company’s common stock on the date of grant. Equity-based compensation expense is recorded in administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Table of Content

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes”, the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of June 30, 2019, and therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of June 30, 2019.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No dilutive shares were outstanding as of June 30, 2019 and December 31, 2018 because their effect would be antidilutive.

The Company had 403,750 and 100,000 warrants to purchase common stock outstanding at June 30, 2019 and 2018, respectively. The Company had 3,370,000 and 1,970,000 warrants to purchase Series B preferred stock outstanding at June 30, 2019 and 2018, respectively. Additionally, the Company has 1,133,333 and 660,001 preferred shares outstanding that are convertible into 3,026,665 and 660,005 shares of common stock at June 30, 2019 and 2018, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018, were $34,150 and $11,504, respectively and $44,889 and $32,243, respectively, for the six months ended June 30, 2019 and 2018.

Non-Controlling Interests in Consolidated Financial Statements

In June 2011, the FASB issued ASC 810-10-65-1, to clarify that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of its common stock and a ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017. On July 16, 2018, the Company entered into a consulting agreement with a service provider that contained the following term: 5% equity ownership in the Company’s Holy Cacao subsidiary will be awarded immediately upon the successful launch of the Holy Cacao product line and the sale of the first production run of Holy Cacao product. As of June 30, 2019, this part of the agreement was completed and 5% equity was issued. The Company’s periodic reporting now includes the results of operations of Holy Cacao, with the fifteen-percent ownership reported as noncontrolling interests. The cost of goods sold and operating expense for Holy Cacao for the six months ended June 30, 2019 were $20,983 and $165,565, respectively. There was $31,545 of revenue for Holy Cacao for the six months ended June 30, 2019.

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

Table of Content

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and prior GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. The Company adopted this provision on January 1, 2019 which did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The Company completed its assessment of the guidance and determined its merchant cash advances are excluded from the scope of ASU 2014-09. As a result of this scope exception, the adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

As of June 30, 2019, the Company owes a Director approximately $8,000 for expenses the Director incurred on behalf of the Company.

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of entry into the agreement. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019 through the remainder of his employment. The CFO’s salary was deferred until the Company raised at least $1,000,000 in financing. This raise has been achieved. This agreement has since been amended, where Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. Mr. Keeley was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 25, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 Director compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 4). As of June 30, 2019 and December 31, 2018, the Company has accrued $204,167 and $87,500, respectively, in relation to the employment agreement and $15,141 and $13,449, respectively, in relation to the payroll tax liability.

On January 30, 2019, the Company entered into a consulting agreement with R and W Financial, an entity owned by a Company director, to assist with the growth of the Company. R and W Financial will receive $5,000 per month for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 30 days written notice to the other.

Table of Content

Consulting Agreement

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to his consulting agreement, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of entry into the agreement. On December 26, 2017, Mr. Kestenbaum agreed to a reduction in his 2017 annual salary from $120,000 to $40,000. This agreement has since been amended, where Mr. Kestenbaum now earns $40,000 per year for his role as Chairman of the Board and earns no salary as Interim CEO. Mr. Kestenbaum was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 4). As of June 30, 2019 and December 31, 2018, the Company has accrued a total of $40,000 in relation to the consulting agreement.

Related Party Loans

On October 17, 2017, Obvia LLC, of which the Company’s Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate of the US Prime Federal Funds Rate +1% or 6.50% at June 30, 2019, to be compounded monthly. The note is secured by the full value of the borrower and matures on October 31, 2019. During the three months ended June 30, 2019 and 2018, the Company recorded $1,772 and $1,214, respectively, as interest expense related to this loan. During the six months ended June 30, 2019 and 2018, the Company recorded $3,496 and $2,401, respectively, as interest expense related to this loan. As of June 30, 2019 and December 31, 2018, the principal balance of this loan was $100,000 and the accrued interest was $10,507 and $7,011, respectively.

On November 2, 2017, Kennedy Business Center LLC, an entity owned by an immediate family member of a Company director, provided a loan in the amount of $90,000 bearing an interest rate of 10% which matured on November 30, 2018, but was paid back early on October 25, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 3, 2017. The Company recorded a debt discount of $17,500 for the fair market value of the shares issued. During the three months ended June 30, 2018, the Company recorded $2,917 of interest expense related to the amortization of debt discount related to this loan and $2,250 of regular interest. During the six months ended June 30, 2018, the Company recorded $11,667 of interest expense related to the amortization of debt discount related to this loan and $4,500 of regular interest. As of June 30, 2019 and December 31, 2018, the principal balance of this loan was $0 and the accrued interest was $0 and $4,366, respectively.

On April 26, 2018, R and W Financial, an entity owned by a Company director, provided an unsecured, non-interest bearing loan in the amount of $179,813 which matures on April 25, 2020 and which was used to pay the balance of the non-interest bearing short-term loans due to the Company Secretary, who is also a Director and shareholder of the Company. As of June 30, 2019 and December 31, 2018, the principal balance of this loan was $179,813.

Table of Content

On June 14, 2018, the Company issued a promissory note of $100,000 to Mayer Weiss, an immediate family member of a Company director. The note carries a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 shares of common stock were issued with the note and are being amortized over the life of the loan which is due December 13, 2019. The Company recorded a debt discount of $11,000 for the fair market value of the shares issued. During the three months ended June 30, 2019 and 2018, the Company recorded $1,830 and $322 of interest expense related to the amortization of debt discount related to this loan and $2,992 and $526 of regular interest, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded $3,640 and $322 of interest expense related to the amortization of debt discount related to this loan, respectively and $5,951 and $$526 of regular interest, respectively. As of June 30, 2019 and December 31, 2018, the principal balance of this loan was $100,000 and the accrued interest was $5,954 and $6,575, respectively.

All of the above transactions were approved by disinterested directors.

	June 30, 2019	December 31, 2018
Obvia LLC	$100,000	$100,000
R & W Financial	179,813	179,813
Mayer Weiss	100,000	100,000
Unamortized debt discount	(3,338)	(6,978)
Total	$376,475	$372,835

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

The Company issued warrants with respect to 565,000 Series B Preferred Stock, in the aggregate, in relation to the binding term sheets. The Company expensed the fair value of these warrants in the amount of $144,000 ratably during the six months ended June 30, 2018.

Table of Content

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the three months ended June 30, 2019 and 2018, the Company recorded $72,348 and $40,547, respectively, as compensation expense related to the warrants. For the six months ended June 30, 2019 and 2018, the Company recorded $143,901 and $40,547, respectively, as compensation expense related to the warrants.

On February 26, 2019, the Company entered into director agreements with each of the Directors of the Company. Pursuant to the agreements, each Director may be compensated with share-based and/or cash-based compensation. The Directors’ compensation for the period January 1, 2019 through December 31, 2019 will be $10,000 per quarter per Director to be paid on a date determined by the Board of Directors. In addition, the Director’s may receive a one-time award of the ability to purchase a particular amount of warrants, as determined by the Board of Directors. The Company issued no warrants in relation to the agreements for the six months ended June 30, 2019.

NOTE 3 – LOANS AND LONG-TERM LOANS

On July 23, 2018, the Company issued promissory notes of $100,000 and $18,000, respectively. The notes carry a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 and 18,000 shares of common stock were issued with the respective notes and will be amortized over the life of the loans which are due January 22, 2020 with a balloon payment. The Company recorded a debt discount of $5,500 and $990 for the fair market value of the shares issued, respectively. During the three months ended June 30, 2019, the Company recorded $913 and $164 of interest expense related to the amortization of debt discount related to these notes and $2,992 and $539 of regular interest, respectively. During the six months ended June 30, 2019, the Company recorded $1,827 and $327 of interest expense related to the amortization of debt discount related to these notes and $5,951 and $1,071 of regular interest, respectively. As of June 30, 2019, the principal balance of these notes was $100,000 and $18,000 with unamortized debt discount of $2,057 and $372, respectively, and the accrued interest was $244 and $224, respectively. As of December 31, 2018, the principal balance of these notes was $100,000 and $18,000 and the accrued interest was $293 and $233, respectively.

Table of Content

On October 11, 2018, the Company issued a promissory note of $250,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 250,000 shares of common stock were issued with the note valued at $0.10 per share, which is the market value on the date of the agreement and will be amortized over the life of the loan which is due April 10, 2020 with a balloon payment. The Company recorded a debt discount of $25,000 for the fair market value of the shares issued. During the three months ended June 30, 2019, the Company recorded $4,159 of interest expense related to the amortization of debt discount related to the note and $7,480 of regular interest. During the six months ended June 30, 2019, the Company recorded $8,272 of interest expense related to the amortization of debt discount related to the note and $14,877 of regular interest. As of June 30, 2019 and December 31, 2018, the principal balance of the note was $250,000 with unamortized debt discount of $13,026 at June 30, 2019 and the accrued interest was $1,534 and $6,658, respectively.

On January 9, 2019, the Company issued a promissory note of $50,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 50,000 shares of common stock were issued with the note valued at $0.1425 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due July 8, 2020 with a balloon payment. The Company recorded a debt discount of $7,125 for the fair market value of the shares issued. During the three months ended June 30, 2019, the Company recorded $1,188 of interest expense related to the amortization of debt discount related to the note and $1,495 of regular interest. During the six months ended June 30, 2019, the Company recorded $2,245 of interest expense related to the amortization of debt discount related to the note and $2,827 of regular interest. As of June 30, 2019, the principal balance of the note was $50,000, the unamortized debt discount was $4,880 and the accrued interest was $327.

On June 12, 2019, the Company issued a promissory note of $25,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 12,500 shares of common stock were issued with the note valued at $0.295 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due June 11, 2021 with a balloon payment. The Company recorded a debt discount of $3,688 for the fair market value of the shares issued. During the three and six months ended June 30, 2019, the Company recorded $91 of interest expense related to the amortization of debt discount related to the note and $148 of regular interest. As of June 30, 2019, the principal balance of the note was $25,000, the unamortized debt discount was $3,597 and the accrued interest was $148.

	June 30, 2019	December 31, 2018
Loan issued July 23, 2018	$18,000	$18,000
Loan issued July 23, 2018	100,000	100,000
Loan issued October 11, 2018	250,000	250,000
Loan issued January 09, 2019	50,000	-
Loan issued June12, 2019	25,000	-
Unamortized debt discount	(23,932)	(25,881)
Total	419,068	342,119
Less: short term loans, net	352,545	-
Total long-term loans, net	$66,523	$342,119

NOTE 4 – DEFICIT

On May 11, 2017, the Company entered into a consulting agreement to place up to $1.5 million worth of common stock within six months to provide funds to complete an acquisition. The Company may incur fees up to $135,000 in relation to this agreement with a $10,000 retainer payable immediately in common stock valued on the date of signing. The remaining $125,000 is to be placed into escrow and released on the date of closing valued at the closing asking price. Of the $10,000 retainer, $5,000 is non-refundable. As of June 30, 2019 and through the date of these financial statements, the Company has recorded $5,000 as prepaid expense and accrued liabilities, no shares have been issued related to this agreement, and the original agreement is in the process of being renegotiated among and between the Company and the consultant.

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

Table of Content

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for 18 months from the date of issuance. For the three months ended June 30, 2019 and 2018, the Company recorded $4,950 and $4,950 of dividend expense related to the subscription agreement, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded $9,900 and $8,250 of dividend expense related to the subscription agreement, respectively.

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

On May 8, 2019, the Company entered into an agreement with a strategic advisory consultant (the “Consultant”). The Consultant was awarded 100,000 shares of the Company’s common stock at a fair market value of $0.20 per share, for $20,000. Also, in accordance with the agreement, the Company shall at its sole discretion grant a bonus to the Consultant of up to 1,000,000 shares. As of the filing date, management does not have intention to grant these shares.

On February 11, 2019, the Company entered into an agreement with a strategic advisory consultant (the “Consultant”). On May 31, 2019, in accordance with the agreement, the Consultant was awarded 26,415 shares of the Company’s common stock at a fair market value of $0.265 per share.

On May 31, 2019, the Company entered into an agreement with a strategic advisory consultant (the “Consultant”). The Consultant was awarded 50,000 shares of the Company’s common stock at a fair market value of $0.265 per share, for $13,250. In addition, the company may extend this agreement for an additional twelve months at the sole discretion of management. Fees for the additional twelve months shall be 200,000 shares of common stock issued in increments of 50,000 shares per quarter.

On June 12, 2019, the Company issued a promissory note of $25,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 12,500 shares of common stock were issued with the note valued at $0.295 per share.

Table of Content

Warrant Activity

Common Stock Warrants

On July 16, 2018, the Company entered into a consulting agreement with a service provider that contains the following terms:

•	375,000 warrants were awarded as of the date of the agreement and will vest ratably over the next 12 months from the date of the agreement. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.078; fair market value of underlying stock of $0.08; expected term of 3 years; risk free rate of 2.67%; volatility of 417.39%; and dividend yield of 0%. The total fair value of these warrants is $30,000 and will be expensed ratably over a period of 12 months. For the three and six months ended June 30, 2019, the Company recorded an expense of $7,479 and $14,877, respectively in relation to these warrants. As of June 30, 2019, a total of 359,375 warrants had vested and 31,250 were exercised.

•	5% equity ownership in the Company’s Holy Cacao subsidiary will be awarded immediately upon the successful launch of the Holy Cacao product line and the sale of the first production run of Holy Cacao product. As of June 30, 2019, this part of the agreement was completed, and 5% equity was issued.

•	A $6,000 per month advance of Holy Cacao equity distribution will be awarded every month Holy Cacao earns a net profit over a period of twenty-four (24) consecutive months following the initial product launch and production sale.

•	300,000 warrants for shares of the Company’s common stock will be awarded after each of two consecutive twelve (12) month periods in which Holy Cacao earns a net profit from gross annual product sales of at least $1M. Each of the two 300,000 warrant awards will vest equally over a twelve (12) month period.

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

On February 5, 2019, the Company signed an Employment Agreement for a term of three years beginning when the prospective employee obtains his permanent United States visa. The employee will assist with the manufacturing, packaging and distribution of the Company’s chocolate product line. The Employment Agreement has a $7,000 monthly salary. In addition, the Company will issue a warrant to the prospective employee to purchase 300,000 shares of the Company’s common stock with a term of three (3) years. In addition, the employee will receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Each of the warrants will be exercisable within a three-year period from the date of issue. If the employee fails to obtain his visa, all granted warrants must be given back to the Company. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. As of June 30, 2019, no warrants have been expensed because the employment period has not commenced.

Table of Content

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of	Weighted
	Warrants	Average
	(in common	Exercise
	shares)	Price
Outstanding, December 31, 2017	100,000	$1.45
Granted	375,000	0.08
Exercised	(31,250)	0.08
Forfeited or cancelled	(100,000)	-
Outstanding, December 31, 2018	343,750	0.08
Granted	60,000	0.30
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2019	403,750	$0.11

As of June 30, 2019, 388,125 warrants for common stock were exercisable and the intrinsic value of these warrants was $66,281. As of June 30, 2019, the weighted average remaining contractual life was 2.13 years for warrants outstanding and the remaining expense is approximately $1,315 over the remaining amortization period which is 1 month.

As of June 30, 2018, 100,000 warrants for common stock were exercisable and the intrinsic value of these warrants was $0. As of June 30, 2018, the weighted average remaining contractual life was 6months for warrants outstanding and the remaining expense is approximately $0.

Preferred Stock Warrants

On December 26, 2017, the Company amended its employment agreement with the CFO and Director (see Note 2) and issued warrants to purchase 125,000 shares of Series B Preferred Stock as compensation expense for each of the years ended December 31, 2017 and 2018. The warrants have an exercise price of $0.51 per share. The warrants associated with compensation in 2017 were fully vested as of December 31, 2017. The warrants associated with compensation in 2018 vested monthly from January 1, 2018 through December 31, 2018. The warrants are exercisable from January 1, 2018 through December 31, 2024. The Company expensed the fair value of these warrants in the amount of $15,931 and $31,863 during the three and six months ended June 30, 2018, respectively.

On December 26, 2017, the Company issued warrants to purchase 440,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for the year ended December 31, 2018. The warrants have an exercise price of $0.51 per share, vests monthly from January 1, 2018 through December 31, 2018, and are exercisable from January 1, 2018 through December 31, 2024. The Company expensed the fair value of these warrants in the amount of $56,078 and $112,156 during the three and six months ended June 30, 2018, respectively. These warrants were fully expensed as of December 31, 2018.

On May 10, 2018, the Company issued warrants to purchase 1,280,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for services to be performed for the period May 10, 2018 through December 31, 2020. The warrants have an exercise price of $0.60, vest over a 32-month period starting May 10, 2018 through December 31, 2020, and are exercisable from January 1, 2019 through December 31, 2027. As of December 31, 2018, there were 320,000 Series B Preferred Stock warrants exercisable. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the three and six months ended June 30, 2019, the Company recorded $72,348 and $143,901, respectively, as compensation expense related to the warrants.

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2017	690,000	$0.51
Granted	2,680,000	0.58
Outstanding, December 31, 2018	3,370,000	0.57
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2019	3,370,000	$0.57

Table of Content

As of June 30, 2019, 2,650,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $2,212,100. As of June 30, 2019, the weighted average remaining contractual life was 8.25 years for warrants outstanding and the remaining expense is $437,267 over the remaining amortization period which is 1.50 years.

As of June 30, 2018, the weighted average remaining contractual life was 8.5 years for warrants outstanding. As of June 30, 2018, 0 warrants were exercisable and the intrinsic value of warrants exercisable was $0. As of June 30, 2018, the remaining expense is approximately $297,618 over the remaining amortization period which is 2.5 years.

NOTE 5 - COMMITMENTS

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

On June 5, 2019, the Company entered into a consulting agreement for social media and public relation services whereby the Company is required to pay $1,800 in cash per month and $7,000 in shares of the Company’s common stock upon completion of the agreement, which is on September 4, 2019.

NOTE 6 – SUBSEQUENT EVENTS

On July 22, 2019 (the “Effective Date”), the Company issued a promissory note of $250,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. $100,000 of the note will be used by the Company exclusively for the purpose of investing in merchant cash advances. The remaining $150,000 of the note will be used by the Company for its operational activities. Additionally, 250,000 shares of common stock were issued with a fair value of $100,000, recorded as a debt discount, and will be amortized over the life of the note, which is due in monthly payments between eighteen (18) months and twenty-three (23) months from the Effective Date based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the Effective Date. In addition, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrant was valued at $99,925 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested as of the Effective Date with an exercise term of three (3) years. At the sole discretion of the lender, an additional $250,000 note may be issued to the Company anytime within nine months after the Effective Date. The additional note will be subject to the same terms and conditions as the initial note, with 250,000 shares of common stock issued at a 30% discount from the last market closing price per share as of the effective date of the additional note. If an additional $250,000 note is issued, the Company will issue a warrant to purchase an additional 250,000 shares of the Company’s common stock that will be fully vested as of the effective date of the additional note and have an exercise price that is the lesser of $0.25 per share or the market closing price per share on the effective date of the additional note. The exercise term will be three (3) years.

On August 9, 2019, the Company forgave a June 18, 2019 promissory note with Genesis Laboratories International, LLC for outstanding principle and accrued unpaid interest of $8,140 in exchange for Southeast Edibles’ intellectual property, consisting of a pending logo, in-process package designs, social media tags and handles, and an ungranted trademark.

On August 9, 2019, the Company signed a letter of intent to enter into a master distribution agreement with a master distributor to distribute the Company’s hemp-based chocolate edibles products.

Table of Content

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q contains “forward-looking statements,” as that term is used in federal securities laws, about First Foods Group, Inc.’s financial condition, results of operations and business.

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

Table of Content

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

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no-par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate, including specialty chocolate infused with a hemp-based ingredient in those United States jurisdictions where hemp-based products are legal. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as laws change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, distribute or sell hemp-based or marijuana-based products, but only in those states where such activities are legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Purely Irresistible” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to begin producing its specialty chocolate product and selling it to manufacturing and wholesaling companies. On May 7, 2019, the Company sold three of its products comprised of 1,500 kilograms of specialty chocolate. This was the only purchase order received by the company to date. The Company expects to have additional orders in the future, but is not assured of receiving additional purchase orders. However, on July 1, 2019, hemp-based ingredients became legal in the state of Florida, where the Company produces its specialty chocolate products. Accordingly, on August 9, 2019, the Company signed a letter of intent to enter into a master distribution agreement with a master distributor to distribute the Company’s hemp-based chocolate edibles products. Also, on August 9, 2019, the Company purchased the intellectual property of Southeast Edibles, which consists of a pending logo, in-process package designs, social media tags and handles, and a pending trademark. The Company forgave a June 18, 2019 promissory note with Genesis Laboratories International, LLC ("GLI") for outstanding principle and accrued unpaid interest of $8,140 in exchange for GLI's Southeast Edibles’ intellectual property.

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

Table of Content

Results of Operations for the Three Months Ended June 30, 2019 compared to the Three Months ended June 30, 2018

We had $73,461 of revenue for the three months ended June 30, 2019 compared to $85,510 in revenue for the three months ended June 30, 2018. Our decrease in revenue was the result of a decrease in participation in merchant cash advances offset by our first product sale in the second quarter of 2019 of approximately $31,000.For the three months ended June 30, 2019,our operating expenses were $431,839 which consisted of cost of product sales of $20,983 vs zero for the prior period as there were no product sales, professional fees of $25,615, general and administrative expenses of $391,340 and a gain of $6,099 of provision for merchant cash advances. Our net loss was $386,292. For the three months ended June 30, 2018, our operating expenses were $292,816 which consisted of professional fees of $1,620, general and administrative expenses of $277,540 and $13,656 of provision for merchant cash advances. As a result, our net loss was $216,249. This increase in our net loss was primarily due to increased costs associated with expanding the business, producing products, consulting and accounting fees, advertising and promotion, and cost of product sales.

Results of Operations for the Six Months Ended June 30, 2019 compared to the Six Months ended June 30, 2018

We had $188,298 of revenue for the six months ended June 30, 2019 compared to $145,805 in revenue for the six months ended June 30, 2018. Our increase in revenue was the result of an increase in participation in merchant cash advances and our first product sales. For the six months ended June 30, 2019, operating expenses were $888,317 which consisted of cost of product sales of $20,983 vs zero for the prior period as there were no product sales, professional fees of $54,847, general and administrative expenses of $790,248 and $22,239 of provision for merchant cash advances. Our net loss was $752,883. For the six months ended June 30, 2018, our operating expenses were $631,607 which consisted of professional fees of $23,689, general and administrative expenses of $717,283 and $36,440 of provision for merchant cash advances. As a result, our net loss was $656,788. This increase in our net loss was primarily due to increased costs associated with expanding the business, producing products, consulting and accounting fees, advertising and promotion, and cost of product sales.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $54,763 for the six months ended June 30, 2019 and $368,630 for the six months ended June 30, 2018. This was primary due to collections of cash advances and an increase of accounts payables and accrued expenses. This resulted in a working capital deficiency of $(965,178) at June 30, 2019 and $(186,127) at December 31, 2018. This decrease in working capital was due primarily to loans coming due within the year.

Net cash provided by financing activities amounted to $56,850 for the six months ended June 30, 2019 and $265,320 for the six months ended June 30, 2018. This was due to a lower amount of proceeds from loans in 2019 vs funding through preferred stock in 2018.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2019, the Company had approximately $350,000 of third party short term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Table of Content

Concentration Risks

As of and during the three and six months ended June 30, 2019, the Company’s merchant cash advance income (“MCA income”) and advances from merchant cash advances were mainly derived from one merchant cash advance provider. The Company recognizes the concentration of its merchant cash advances, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding merchant cash advances. The Company actively mitigates its portfolio concentration risk by monitoring its merchant cash advance provider’s ability to participate in merchant cash advances from alternative providers and spreading merchant cash advance participation across various merchants.

As of June 30, 2019, the Company’s receivables from merchant cash advances included $164,172 from two merchants ($102,719 and $61,453), representing 58.5% of the Company’s merchant cash advances. The Company earned $13,350 of MCA income from one merchant, representing 32% of the Company’s MCA income for the three months ended June 30, 2019. The Company earned $46,839 of MCA income from two merchants ($25,852 and $20,987), representing 30% of the Company’s MCA income for the six months ended June 30, 2019.

For the three months ended June 30, 2018, the Company earned MCA income from seven merchants for $46,106 ($12,542, $8,862, $8,401, $5,063, $4,213, $3,927, and $3,099), representing 54% of total MCA income. The Company earned MCA income from nine merchants for $87,486 ($18,375, $15,965, $15,147, $10,800, $8,401, $5,967, $4,699, $4,432 and $3,700), representing 60% of total MCA income for the six months ended June 30, 2018.

As of June 30, 2019, the Company’s accounts receivable had a concentration of 100% from one customer. The concentration of the Company’s accounts receivable creates a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of outstanding accounts receivable balances.

As of June 30, 2019, the Company had a purchase concentration of 100% from one vendor.

As of December 31, 2018, the Company’s receivables from merchant cash advances included $232,484 from two merchants ($141,539 and $90,945), representing 41% of the Company’s merchant cash advances.

Off-Balance Sheet Arrangements

No off-balance sheet arrangements exist.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Table of Content

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2019, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

No sales of unregistered equity securities occurred during the quarter ended June 30, 2019.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Table of Content

Item 6. Exhibits

(a) Exhibits

Item 6. Exhibits, Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION
3.1	Amendment to Articles of Incorporation of the Registrant (1) for Preferred Stock Designations
3.2	By-laws of the Registrant (1)
3.3	Form of Compensatory Arrangements of Directors (2)
10.1	Facility Access and Wholesale Production Purchase and Sale Agreement (3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.
(2)	Filed as an Exhibit to Form 10-Q, filed by First Foods Group, Inc. on May 13, 2019, and incorporated herein by reference.
(3)	Filed as an Exhibit to Form 10-K, filed by First Foods Group, Inc. on March 29, 2019, and incorporated herein by reference.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Harold Kestenbaum	Dated: August 13, 2019
Harold Kestenbaum,
Chairman of the Board and
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: August 13, 2019
Mark J. Keeley,
Chief Financial Officer

