Form 10-Q
period 2019-09-30
First Foods Group, Inc.
filed 2019-11-13
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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
None

As of November 11, 2019, the number of shares outstanding of the registrant’s class of common stock was 20,232,105, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$8,933	$30,426
Accounts receivable, net	13,063	-
Inventory, net	18,394	-
Merchant cash advances, net of allowance $63,765 and $82,354, respectively	420,096	562,488
Prepaid expenses and other current assets	56,734	36,506
Deferred merchant advance commissions	11,416	50,759
TOTAL ASSETS	$528,636	$680,179

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$685,450	$317,356
Deferred revenue	147,045	176,115
Loans, net	162,980	-
Related party loans, net	619,504	372,835
TOTAL CURRENT LIABILITIES	1,614,979	866,306

Loans, net - long term	91,114	342,119
TOTAL LIABILITIES	1,706,093	1,208,425

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share
authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value,
4,999,999 shares authorized, 473,332 issued and outstanding ($160,000 liquidation preference)	473	473
Series C convertible preferred stock: $0.001 par value,
3,000,000 shares authorized, 660,000 shares issued and outstanding ($176,550 and $183,150 liquidation preference as of September 30, 2019 and December 31, 2018, respectively)	660	660
Common stock: $0.001 par value,100,000,000 shares
authorized, 18,424,669 and 17,709,087 shares
issued and outstanding, respectively	18,425	17,709
Additional paid-in capital	7,635,154	7,081,559
Accumulated deficit	(8,804,695)	(7,637,029)
Total First Foods Group, Inc. Deficit	(1,149,983)	(536,628)

Noncontrolling interests	(27,474)	8,382
Total deficit	(1,177,457)	(528,246)
TOTAL LIABILITIES AND DEFICIT	$528,636	$680,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUES
Product sales, net	$60	$-	$31,605	$-
Merchant cash advance income, net	79,420	38,601	236,173	184,406
Total Revenues	79,480	38,601	267,778	184,406

OPERATING EXPENSES
Cost of product sales	20	-	21,003	-
Professional fees	11,576	22,174	66,423	45,863
General and administrative	429,012	325,948	1,219,260	1,043,230
Provision for merchant cash advances	37,191	75,979	59,430	112,419
Total Operating Expenses	477,799	424,101	1,366,116	1,201,512

LOSS FROM OPERATIONS	(398,319)	(385,500)	(1,098,338)	(1,017,106)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	-	3,000
Interest expense	(52,320)	(5,116)	(105,184)	(33,297)

Loss before income taxes	(450,639)	(390,616)	(1,203,522)	(1,047,403)

Provision for income taxes	-	-	-	-

NET LOSS	(450,639)	(390,616)	(1,203,522)	(1,047,403)

Non-controlling interest share of loss	18,229	2,571	35,856	2,571
Dividends on preferred stock	(1,650)	(4,950)	(11,550)	(13,200)

Net loss attributed to shareholders of First Foods Group, Inc.	$(434,060)	$(392,995)	$(1,179,216)	$(1,058,032)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.02)	$(0.02)	$(0.07)	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	18,264,026	17,227,819	18,014,419	17,053,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	deficit	interests	deficit

Balance at December 31, 2018	1,133,333	$1,133	17,709,087	$17,709	$7,081,559	$(7,637,029)	$(536,628)	$8,382	$(528,246)

Common stock issued to consultants for services	-	-	7,500	8	1,492	-	1,500	-	1,500
Warrants issued for director services	-	-	-	-	71,553	-	71,553	-	71,553
Warrants issued for consultant services	-	-	-	-	25,385	-	25,385	-	25,385
Common stock issued for services	-	-	100,000	100	29,900	-	30,000	-	30,000
Common stock issued with loans payable	-	-	50,000	50	7,075	-	7,125	-	7,125
Dividend on preferred stock	-	-	-	-	(4,950)	-	(4,950)	-	(4,950)
Net loss	-	-	-	-	-	(359,544)	(359,544)	(7,047)	(366,591)
Balance at March 31, 2019	1,133,333	$1,133	17,866,587	$17,867	$7,212,014	$(7,996,573)	$(765,559)	$1,335	$(764,224)

Common stock issued to consultants for services	-	-	176,415	176	40,074	-	40,250	-	40,250
Warrants issued for director services	-	-	-	-	72,348	-	72,348	-	72,348
Warrants issued for consultant services	-	-	-	-	7,479	-	7,479	-	7,479
Common stock issued with loans payable	-	-	12,500	13	3,675	-	3,688	-	3,688
Dividend on preferred stock	-	-	-	-	(4,950)	-	(4,950)	-	(4,950)
Net loss	-	-	-	-	-	(375,712)	(375,712)	(10,580)	(386,292)
Balance at June 30, 2019	1,133,333	$1,133	18,055,502	$18,056	$7,330,640	$(8,372,285)	$(1,022,456)	$(9,245)	$(1,031,701)

Common stock issued to consultants for services	-	-	119,167	119	32,031	-	32,150	-	32,150
Warrants issued for director services	-	-	-	-	73,143	-	73,143	-	73,143
Warrants issued for consultant services	-	-	-	-	1,315	-	1,315	-	1,315
Common stock issued with loans payable	-	-	250,000	250	99,750	-	100,000	-	100,000
Warrants issued with loan payable	-	-	-	-	99,925	-	99,925	-	99,925
Dividend on preferred stock	-	-	-	-	(1,650)	-	(1,650)	-	(1,650)
Net loss	-	-	-	-	-	(432,410)	(432,410)	(18,229)	(450,639)
Balance at September 30, 2019	1,133,333	$1,133	18,424,669	$18,425	$7,635,154	$(8,804,695)	$(1,149,983)	$(27,474)	$(1,177,457)

Balance at December 31, 2017	1	$-	16,919,524	$16,920	$5,255,402	$(5,675,169)	$(402,847)	$20,000	$(382,847)

Preferred stock issued for cash	660,000	660	-	-	164,340	-	165,000	-	165,000
Common stock issued to consultants for services	-	-	13,262	13	5,987	-	6,000	-	6,000
Common stock issued for CFO services	-	-	-	-	140,625	-	140,625	-	140,625
Warrants issued for director services	-	-	-	-	72,009	-	72,009	-	72,009
Net loss	-	-	-	-	-	(440,539)	(440,539)	-	(440,539)
Balance at March 31, 2018	660,001	$660	16,932,786	$16,933	$5,638,363	$(6,115,708)	$(459,752)	$20,000	$(439,752)

Common stock issued to consultants for services	-	-	10,101	10	1,990	-	2,000	-	2,000
Common stock issued to consultants for services - related party	-	-	75,000	75	8,925	-	9,000	-	9,000
Common stock issued with related party loans	-	-	100,000	100	10,900	-	11,000	-	11,000
Warrants issued for director services	-	-	-	-	72,010	-	72,010	-	72,010
Net loss	-	-	-	-	-	(216,249)	(216,249)	-	(216,249)
Balance at June 30, 2018	660,001	$660	17,117,887	$17,118	$5,732,188	$(6,331,957)	$(581,991)	$20,000	$(561,991)

Common stock issued to consultants for services	-	-	17,500	18	2,982	-	3,001	-	3,001
Common stock issued with loans payable	-	-	118,000	118	6,373	-	6,491	-	6,491
Common stock issued for exercise of warrants	-	-	31,250	31	2,406	-	2,437	-	2,437
Warrants issued for director services	-	-	-	-	185,698	-	185,698	-	185,698
Warrants issued for consultant services	-	-	-	-	6,207	-	6,207	-	6,207
Dividend on preferred stock	-	-	-	-	(13,200)	-	(13,200)	-	(13,200)
Net loss	-	-	-	-	-	(388,045)	(388,045)	(2,571)	(390,616)
Balance at September 30, 2018	660,001	$660	17,284,637	$17,285	$5,922,654	$(6,720,002)	$(779,402)	$17,429	$(761,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,203,522)	$(1,047,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	119,330	26,206
Non-employee stock based compensation - Related Party	18,750	-
Employee stock based compensation	217,043	470,342
Gain on forgiveness of debt	-	3,000
Amortization of debt discount	44,382	14,656
Provision for merchant cash advances	59,430	23,914
Changes in operating assets and liabilities:
Accounts receivable	(27,045)	-
Inventory	(18,394)	-
Merchant cash advances	82,962	(199,278)
Deferred merchant advance commissions	39,343	(30,943)
Prepaid expenses and other current assets	(20,228)	2,129
Accounts payable and accrued liabilities	388,676	134,694
Deferred revenue	(29,070)	75,253
Deferred compensation	-	106,203
Net cash used in operating activities	(328,343)	(421,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series C convertible preferred stock	-	165,000
Dividend payment	(18,150)	-
Proceeds from shareholder loans	-	97,663
Repayment of shareholder loans	-	(179,813)
Proceeds from loans	325,000	111,509
Proceeds from related party loans	-	188,641
Proceeds from exercise of warrants	-	2,438
Net cash provided by financing activities	306,850	385,438

NET INCREASE (DECREASE) IN CASH	(21,493)	(35,789)
CASH AT BEGINNING OF PERIOD	30,426	136,188
CASH AT END OF PERIOD	$8,933	$100,399

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with long term loans	$110,814	$17,490
Warrants issued with long term loans	$99,924	$-

CASH PAID FOR:
Interest	$59,480	$7,262
Income taxes	$-	$-

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

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Purely Irresistible” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product and sell it to manufacturing and wholesaling companies. On October 10, 2019, the Company signed a master distribution agreement with CBD Unlimited, Inc, which is a public company and a master distributor, to distribute the Company’s hemp-based chocolate products.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2019, the Company had approximately $163,000 in third-party short term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds and; therefore, the Company cannot provide any assurances that it will be successful in accomplishing any of its plans.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2019 may not be indicative of results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had no cash equivalents.

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

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At September 30, 2019, the Company reserved an amount equal to 12% of the outstanding merchant cash advance balance at period end determined by the risk of default as disclosed by TIER along with management’s assessment, as well as an additional reserve for discounts to merchants who settle their advance balance prior to the scheduled due date. In addition, the Company wrote off thirty-six (36) merchant advances for a total of $79,019 for the nine months ended September 30, 2019. These expenses, unless they were included in previous reserves, are included in provision for merchant cash advances expenses on the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2019, the Company’s receivables from merchant cash advances included $345,078 from two merchants ($291,908 and $53,170), representing 71.3% of the Company’s merchant cash advances. The Company earned $44,073 of MCA income from one merchant, representing 55.6% of the Company’s MCA income for the three months ended September 30, 2019. The Company earned $102,987 of MCA income from one merchant, representing 43.7% of the Company’s MCA income for the nine months ended September 30, 2019.

As of December 31, 2018, the Company’s receivables from merchant cash advances included $232,484 from two merchants ($141,539 and $90,945), representing 41% of the Company’s merchant cash advances.

The Company did not earn revenues from any one merchant that were greater than or equal to 10% of the total revenues for the three and nine months ended September 30, 2018.

As of September 30, 2019, the Company’s accounts receivable had a concentration of 100% from one customer. The concentration of the Company’s accounts receivable creates a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of outstanding accounts receivable balances.

For the three and nine months ended September 30, 2019, the Company had a purchase concentration of 100% from one vendor.

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

During the three and nine months ended September 30, 2019, the Company recognized its product sales as follows:

Product sales are measured based on consideration specified in a contract with a customer that we expect to receive in exchange for goods, net of any variable considerations (e.g. rights to return product, sales incentives, etc.). The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer. These criteria are assumed to have been met upon delivery of the products requested by the customer to the customers carrier. The Company applied the practical expedient available under ASC 606 to disregard determining significant financing components, if the good is transferred and payment is received within one year.

During the three and nine months ended September 30, 2019, the Company recognized its MCA income as follows:

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

For each merchant cash advance entered into by the Company prior to January 1, 2019, the Company recorded a reserve liability equal to 2% of the merchant cash advance amount released, which is a residual commission owed to TIER. This reserve is recognized over the term of the merchant cash advance and eliminated when the merchant cash advance is completely satisfied and payment is remitted by the Company to TIER. For each merchant cash advance entered into by the Company on January 1, 2019 or later, TIER receives a daily payment as payments are made on the advance, for each merchant cash advance TIER has purchased on behalf of the Company from various merchant cash advance providers. The Company reduces its merchant cash advance balance by the cash received, which is net of TIER’s 2% residual commission.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the term of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of September 30, 2019, the Company had no allowance for doubtful accounts.

Inventory

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of September 30, 2019, the Company had inventory of approximately $18,000, which consisted of $12,816 of raw materials, $4,266 of work in process, and $1,332 of finished goods. The Company has no allowance for inventory reserves.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products and packaging targeted to particular states within the US. The research and development costs for the three months ended September 30, 2019 and 2018, were approximately $29,000 and $15,000, respectively. The research and development costs for the nine months ended September 30, 2019 and 2018, were approximately $63,000 and $45,000, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with ASU No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2019 and December 31, 2018, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes”, the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of September 30, 2019, and therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of September 30, 2019.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of September 30, 2019 and December 31, 2018 because their effect would be antidilutive.

The Company had 653,750 and 443,750 warrants to purchase common stock outstanding at September 30, 2019 and 2018, respectively. The Company had 3,370,000 and 1,970,000 warrants to purchase Series B preferred stock outstanding at September 30, 2019 and 2018, respectively. Additionally, the Company has 1,133,333 and 660,001 preferred shares outstanding that are convertible into 3,026,665 and 660,005 shares of common stock at September 30, 2019 and 2018, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, were $44,473 and $7,085, respectively and $89,362 and $39,328, respectively, for the nine months ended September 30, 2019 and 2018.

Non-Controlling Interests in Consolidated Financial Statements

In June 2011, the FASB issued ASC 810-10-65-1, to clarify that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of its common stock and a ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017. On July 16, 2018, the Company entered into a consulting agreement with a service provider that contained the following term: 5% equity ownership in the Company’s Holy Cacao subsidiary will be awarded immediately upon the successful launch of the Holy Cacao product line and the sale of the first production run of Holy Cacao product. As of September 30, 2019, this part of the agreement was completed, and 5% equity was issued. The Company’s periodic reporting now includes the results of operations of Holy Cacao, with the fifteen-percent ownership reported as noncontrolling interests. The cost of goods sold and operating expense for Holy Cacao for the nine months ended September 30, 2019 was $21,003 and $287,130, respectively. There was $31,605 of revenue for Holy Cacao for the nine months ended September 30, 2019.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

As of September 30, 2019, the Company owes a Director approximately $15,000 for expenses the Director incurred on behalf of the Company.

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of entry into the agreement. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019 through the remainder of his employment. The CFO’s salary was deferred until the Company raised at least $1,000,000 in financing. This raise has been achieved. This agreement has since been amended, where Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. Mr. Keeley was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 25, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 Director compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 5). As of September 30, 2019 and December 31, 2018, the Company has accrued $266,667 and $87,500, respectively, in relation to the employment agreement and $16,047 and $13,449, respectively, in relation to the payroll tax liability.

On January 30, 2019, the Company entered into a consulting agreement with R and W Financial, an entity owned by a Company director, to assist with the growth of the Company. R and W Financial will receive $5,000 per month for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 30 days written notice to the other. The outstanding balance as of September 30, 2019, was $16,800.

Consulting Agreement

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Pursuant to his consulting agreement, the Interim CEO shall receive (i) 750,000 shares of common stock of the Company for his appointment as Chairman of the Board, (ii) $10,000 per month for his role as Interim CEO, which shall be deferred until the Company raises at least $1,500,000 in financing, (iii) $10,000 for every new franchising client he obtains, and (iv) $2,000 per month for legal services upon acquisition of a franchising client. The shares were valued at $1,500,000, representing a market value of $2.00 per share based on the closing price on the day of entry into the agreement. On December 26, 2017, Mr. Kestenbaum agreed to a reduction in his 2017 annual salary from $120,000 to $40,000. This agreement has since been amended, where Mr. Kestenbaum now earns $40,000 per year for his role as Chairman of the Board and earns no salary as Interim CEO. Mr. Kestenbaum was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 5). As of September 30, 2019 and December 31, 2018, the Company has accrued a total of $40,000 in relation to the consulting agreement.

Related Party Loans

On October 17, 2017, Obvia LLC, of which the Company’s Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate of the US Prime Federal Funds Rate +1% or 6.00% at September 30, 2019, to be compounded monthly. The note is secured by the full value of the borrower and matures on October 31, 2019. This loan has been amended and matures on April 30, 2020. During the three months ended September 30, 2019 and 2018, the Company recorded $1,820 and $1,931, respectively, as interest expense related to this loan. During the nine months ended September 30, 2019 and 2018, the Company recorded $5,316 and $4,332, respectively, as interest expense related to this loan. As of September 30, 2019 and December 31, 2018, the principal balance of this loan was $100,000 and the accrued interest was $12,327 and $7,011, respectively.

On November 2, 2017, Kennedy Business Center LLC, an entity owned by an immediate family member of a Company director, provided a loan in the amount of $90,000 bearing an interest rate of 10% which matured on November 30, 2018, but was paid back early on October 25, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 3, 2017. The Company recorded a debt discount of $17,500 for the fair market value of the shares issued. During the three months ended September 30, 2018, the Company recorded $0 of interest expense related to the amortization of debt discount related to this loan and $2,250 of regular interest. During the nine months ended September 30, 2018, the Company recorded $11,667 of interest expense related to the amortization of debt discount related to this loan and $6,750 of regular interest. As of September 30, 2019 and December 31, 2018, the principal balance of this loan was $0 and the accrued interest was $0 and $4,366, respectively.

On April 26, 2018, R and W Financial, an entity owned by a Company director, provided an unsecured, non-interest bearing loan in the amount of $179,813 which matures on April 25, 2020 and which was used to pay the balance of the non-interest bearing short-term loans due to the Company Secretary, who is also a Director and shareholder of the Company. As of September 30, 2019 and December 31, 2018, the principal balance of this loan was $179,813.

On June 14, 2018, the Company issued a promissory note of $100,000 to Mayer Weiss, an immediate family member of a Company director. The note carries a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 shares of common stock were issued with the note and are being amortized over the life of the loan which is due December 13, 2019. The Company recorded a debt discount of $11,000 for the fair market value of the shares issued. During the three months ended September 30, 2019 and 2018, the Company recorded $1,850 of interest expense related to the amortization of debt discount related to this loan and $3,025 of regular interest, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded $5,490 and $2,172 of interest expense related to the amortization of debt discount related to this loan, respectively and $8,975 and $3,551 of regular interest, respectively. As of September 30, 2019 and December 31, 2018, the principal balance of this loan was $100,000 with unamortized debt discount of $1,488 at September 30, 2019 and the accrued interest was $8,979 and $6,575, respectively.

On October 11, 2018, the Company issued a promissory note of $250,000 to a shareholder, that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 250,000 shares of common stock were issued with the note valued at $0.10 per share, which is the market value on the date of the agreement and will be amortized over the life of the loan which is due April 10, 2020 with a balloon payment. The Company recorded a debt discount of $25,000 for the fair market value of the shares issued. During the three months ended September 30, 2019, the Company recorded $4,205 of interest expense related to the amortization of debt discount related to the note and $7,562 of regular interest. During the nine months ended September 30, 2019, the Company recorded $12,477 of interest expense related to the amortization of debt discount related to the note and $22,438 of regular interest. As of September 30, 2019 and December 31, 2018, the principal balance of the note was $250,000 with unamortized debt discount of $8,821 at September 30, 2019 and the accrued interest was $1,596 and $6,658, respectively.

All of the above transactions were approved by disinterested directors.

	September 30, 2019	December 31, 2018
Obvia LLC	$100,000	$100,000
R & W Financial	179,813	179,813
Mayer Weiss	100,000	100,000
Shareholder (became a related party in 2019)	250,000	-
Unamortized debt discount	(10,309)	(6,978)
Total	$619,504	$372,835

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

The Company issued warrants with respect to 565,000 Series B Preferred Stock, in the aggregate, in relation to the binding term sheets. The Company expensed the fair value of these warrants in the amount of $216,028 ratably during the nine months ended September 30, 2018.

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the three months ended September 30, 2019 and 2018, the Company recorded $73,143, respectively, as compensation expense related to the warrants. For the nine months ended September 30, 2019 and 2018, the Company recorded $217,043 and $113,689, respectively, as compensation expense related to the warrants.

On February 26, 2019, the Company entered into director agreements with each of the Directors of the Company. Pursuant to the agreements, each Director may be compensated with share-based and/or cash-based compensation. The Directors’ compensation for the period January 1, 2019 through December 31, 2019 will be $10,000 per quarter per Director to be paid on a date determined by the Board of Directors. In addition, the Director’s may receive a one-time award of the ability to purchase a particular amount of warrants, as determined by the Board of Directors. The Company issued no warrants in relation to the agreements for the nine months ended September 30, 2019.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts payable	$306,800	$128,405
Interest	36,208	43,371
Salaries	322,714	140,950
Other	19,728	4,630
Total	$685,450	$317,356

NOTE 4 – LOANS AND LONG TERM LOANS

On July 23, 2018, the Company issued promissory notes of $100,000 and $18,000, respectively. The notes carry a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 and 18,000 shares of common stock were issued with the respective notes and will be amortized over the life of the loans which are due January 22, 2020 with a balloon payment. The Company recorded a debt discount of $5,500 and $990 for the fair market value of the shares issued, respectively. During the three months ended September 30, 2019, the Company recorded $923 and $166 of interest expense related to the amortization of debt discount related to these notes and $3,025 and $544 of regular interest, respectively. During the nine months ended September 30, 2019, the Company recorded $2,750 and $493 of interest expense related to the amortization of debt discount related to these notes and $8,975 and $1,616 of regular interest, respectively. As of September 30, 2019, the principal balance of these notes was $100,000 and $18,000 with unamortized debt discount of $1,134 and $206, respectively, and the accrued interest was $268 and $228, respectively. As of December 31, 2018, the principal balance of these notes was $100,000 and $18,000 and the accrued interest was $293 and $233, respectively.

On January 9, 2019, the Company issued a promissory note of $50,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 50,000 shares of common stock were issued with the note valued at $0.1425 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due July 8, 2020 with a balloon payment. The Company recorded a debt discount of $7,125 for the fair market value of the shares issued. During the three months ended September 30, 2019, the Company recorded $1,201 of interest expense related to the amortization of debt discount related to the note and $1,512 of regular interest. During the nine months ended September 30, 2019, the Company recorded $3,445 of interest expense related to the amortization of debt discount related to the note and $4,340 of regular interest. As of September 30, 2019, the principal balance of the note was $50,000, the unamortized debt discount was $3,680 and the accrued interest was $340.

On June 12, 2019, the Company issued a promissory note of $25,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 12,500 shares of common stock were issued with the note valued at $0.295 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due June 11, 2021 with a balloon payment. The Company recorded a debt discount of $3,688 for the fair market value of the shares issued. During the three months ended September 30, 2019, the Company recorded $465 of interest expense related to the amortization of debt discount related to the note and $756 of regular interest. During the nine months ended September 30, 2019, the Company recorded $556 of interest expense related to the amortization of debt discount related to the note and $904 of regular interest. As of September 30, 2019, the principal balance of the note was $25,000, the unamortized debt discount was $3,132 and the accrued interest was $154.

On July 22, 2019 (the “Effective Date”), the Company issued a promissory note of $250,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. $100,000 of the note will be used by the Company exclusively for the purpose of investing in merchant cash advances. The remaining $150,000 of the note will be used by the Company for its operational activities. Additionally, 250,000 shares of common stock were issued with a fair value of $100,000, recorded as a debt discount, and will be amortized over the life of the note, which is due in monthly payments between eighteen (18) months and twenty-three (23) months from the Effective Date based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the Effective Date. In addition, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrant was valued at $99,925 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested as of the Effective Date with a exercise term of three (3) years. At the sole discretion of the lender, an additional $250,000 note may be issued to the Company anytime within nine months after the Effective Date. The additional note will be subject to the same terms and conditions as the initial note, with 250,000 shares of common stock issued at a 30% discount from the last market closing price per share as of the effective date of the additional note. If an additional $250,000 note is issued, the Company will issue a warrant to purchase an additional 250,000 shares of the Company’s common stock that will be fully vested as of the effective date of the additional note and have an exercise price that is the lesser of $0.25 per share or the market closing price per share on the effective date of the additional note. The exercise term will be three (3) years. During the three and nine months ended September 30, 2019, the Company recorded $19,171 of interest expense related to the amortization of debt discount related to the note and $5,753 of regular interest. As of September 30, 2019, the principal balance of the note was $250,000, the unamortized debt discount was $180,754 and the accrued interest was $753.

	September 30, 2019	December 31, 2018
Loan issued July 23, 2018	$18,000	$18,000
Loan issued July 23, 2018	100,000	100,000
Loan issued October 11, 2018	-	250,000
Loan issued January 09, 2019	50,000	-
Loan issued June 12, 2019	25,000	-
Loan issued July 22, 2019	250,000	-
Unamortized debt discount	(188,906)	(25,881)
Total	254,094	342,119
Less: short term loans, net	162,980	-
Total long-term loans, net	$91,114	$342,119

NOTE 5 – DEFICIT

On May 11, 2017, the Company entered into a consulting agreement to place up to $1.5 million worth of common stock within six months to provide funds to complete an acquisition. The Company may incur fees up to $135,000 in relation to this agreement with a $10,000 retainer payable immediately in common stock valued on the date of signing. The remaining $125,000 is to be placed into escrow and released on the date of closing valued at the closing asking price. Of the $10,000 retainer, $5,000 is non-refundable. As of September 30, 2019 and through the date of these financial statements, the Company has recorded $5,000 as prepaid expense and accrued liabilities, no shares have been issued related to this agreement, and the original agreement is in the process of being renegotiated among and between the Company and the consultant.

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

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for 18 months from the date of issuance. The Company stopped accruing the dividend payments during the quarter ending September 30, 2019 per the terms of the agreement. For the three months ended September 30, 2019 and 2018, the Company recorded $1,650 and $4,950 of dividend expense related to the subscription agreement, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded $11,550 and $13,200 of dividend expense related to the subscription agreement, respectively.

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

On July 22, 2019, the Company issued a promissory note of $250,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. Additionally, 250,000 shares of common stock were issued with a fair value of $100,000, recorded as a debt discount, and will be amortized over the life of the note, which is due in monthly payments between eighteen (18) months and twenty-three (23) months from the date of issuance based upon the sum of funds available in the Company’s First Foods Funding Division, with the balance due 24 months from the date of issuance.

On February 11, 2019, the Company entered into an agreement with a strategic advisory consultant (the “Consultant”). On September 4, 2019, in accordance with the agreement, the Consultant was awarded 17,500 shares of the Company’s common stock at a fair market value of $0.40 per share.

On September 9, 2019, the Company entered into an agreement with a strategic advisory consultant (the “Consultant”). On September 17, 2019, in accordance with the agreement, the Consultant was awarded 26,667 shares of the Company’s common stock at a fair market value of $0.24 per share. The contract term is for ninety days. As full compensation for the Services, the Consultant shall be paid a weekly fee of $1,500 payable by the Company to the Consultant at the end of each full week of service. In addition, the Consultant shall receive $6,400 worth of restricted shares of the Company’s common stock (the “Shares”) issued by the Company to the Consultant on the first day of each month of service, starting on the Effective Date, at a 20% discount from the last closing market price of the Shares.

On September 19, 2019, the Company entered into an agreement with a related party strategic advisory consultant (the “Consultant”). On September 26, 2019, in accordance with the agreement, the Consultant was awarded 75,000 shares of the Company’s common stock at a fair market value of $0.25 per share.

Warrant Activity

Common Stock Warrants

On July 16, 2018, the Company entered into a consulting agreement with a related party service provider that contains the following terms:

•

375,000 warrants were awarded as of the date of the agreement to vest ratably over the next 12 months from the date of the agreement. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.078; fair market value of underlying stock of $0.08; expected term of 3 years; risk free rate of 2.67%; volatility of 417.39%; and dividend yield of 0%. The total fair value of these warrants is $30,000 and was expensed ratably over a period of 12 months. For the three and nine months ended September 30, 2019, the Company recorded an expense of $1,315 and $16,192, respectively in relation to these warrants. As of September 30, 2019, a total of 343,750 warrants had vested and 31,250 were exercised.

•

5% equity ownership in the Company’s Holy Cacao subsidiary will be awarded immediately upon the successful launch of the Holy Cacao product line and the sale of the first production run of Holy Cacao product. As of September 30, 2019, this part of the agreement was completed, and 5% equity was issued.

•

A $6,000 per month advance of Holy Cacao equity distribution will be awarded every month Holy Cacao earns a net profit over a period of twenty-four (24) consecutive months following the initial product launch and production sale.

·

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

On February 5, 2019, the Company signed an Employment Agreement for a term of three years beginning when the prospective employee obtains his permanent United States visa. The employee will assist with the manufacturing, packaging and distribution of the Company’s chocolate product line. The Employment Agreement has a $7,000 monthly salary. In addition, the Company will issue a warrant to the prospective employee to purchase 300,000 shares of the Company’s common stock with a term of three (3) years. In addition, the employee will receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Each of the warrants will be exercisable within a three-year period from the date of issue. If the employee fails to obtain his visa, all granted warrants must be given back to the Company. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. As of September 30, 2019, no warrants have been expensed because the employment period has not commenced.

On July 22, 2019 (the “Effective Date”), the Company issued a promissory note of $250,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The balance will be paid twenty-four (24) months from the Effective Date. In addition, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrant was valued at $99,925 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested and was fully expensed as of the Effective Date with an exercise term of three (3) years.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2017	100,000	$1.45
Granted	375,000	0.08
Exercised	(31,250)	0.08
Forfeited or cancelled	(100,000)	-
Outstanding, December 31, 2018	343,750	0.08
Granted	310,000	0.26
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2019	653,750	$0.16

As of September 30, 2019, 653,750 warrants for common stock were exercisable and the intrinsic value of these warrants was $95,350. As of September 30, 2019, the weighted average remaining contractual life was 2.23 years for warrants outstanding.

As of September 30, 2018, 146,875 warrants for common stock were exercisable and the intrinsic value of these warrants was $23,960. As of September 30, 2018, the weighted average remaining contractual life was 2.16 years for warrants outstanding and the remaining expense is approximately $23,753.

Preferred Stock Warrants

On December 26, 2017, the Company amended its employment agreement with the CFO and Director (see Note 2) and issued warrants to purchase 125,000 shares of Series B Preferred Stock as compensation expense for each of the years ended December 31, 2017 and 2018. The warrants have an exercise price of $0.51 per share. The warrants associated with compensation in 2017 were fully vested as of December 31, 2017. The warrants associated with compensation in 2018 vested monthly from January 1, 2018 through December 31, 2018. The warrants are exercisable from January 1, 2018 through December 31, 2024. The Company expensed the fair value of these warrants in the amount of $15,931 and $47,794 during the three and nine months ended September 30, 2018, respectively.

On December 26, 2017, the Company issued warrants to purchase 440,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for the year ended December 31, 2018. The warrants have an exercise price of $0.51 per share, vests monthly from January 1, 2018 through December 31, 2018, and are exercisable from January 1, 2018 through December 31, 2024. The Company expensed the fair value of these warrants in the amount of $56,078 and $168,234 during the three and nine months ended September 30, 2018, respectively. These warrants were fully expensed as of December 31, 2018.

On May 10, 2018, the Company issued warrants to purchase 1,280,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for services to be performed for the period May 10, 2018 through December 31, 2020. The warrants have an exercise price of $0.60, vest over a 32-month period starting May 10, 2018 through December 31, 2020, and are exercisable from January 1, 2019 through December 31, 2027. As of December 31, 2018, there were 320,000 Series B Preferred Stock warrants exercisable. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the three and nine months ended September 30, 2019, the Company recorded $73,143 and $217,043, respectively, as compensation expense related to the warrants.

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2017	690,000	$0.51
Granted	2,680,000	0.58
Outstanding, December 31, 2018	3,370,000	0.57
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2019	3,370,000	$0.57

As of September 30, 2019, 2,770,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $2,723,600. As of September 30, 2019, the weighted average remaining contractual life was 8.06 years for warrants outstanding and the remaining expense is $364,124 over the remaining amortization period which is 1.25 years.

As of September 30, 2018, the weighted average remaining contractual life was 7.10 years for warrants outstanding. As of September 30, 2018, 748,750 warrants were exercisable and the intrinsic value of warrants exercisable was $0. As of September 30, 2018, the remaining expense is approximately $726,319 over the remaining amortization period which is 2.25 years.

NOTE 6 - COMMITMENTS

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

On August 14, 2019, the Company entered into an agreement with a CFN Media. In consideration for the services and deliverables provided by CFN Media, the Company will make three (3) cash payments to CFN Media totaling $30,000. Payments will be made in accordance with the following staged schedule:

“Stage 1” - $10,000 due upon the signing of the agreement for the Stage 1 services and deliverables: the interview, lead generation system and two (2) articles, including syndication, distribution and placement.

“Stage 2” - $10,000 due upon the Company’s receipt of CFN Media’s invoice issued after CFN Media’s completion of Stage 1 and the Company’s confirmation they are ready to continue with Stage 2, which will include CFN Media’s delivery of two (2) Articles with the embedded interview and lead generation, as well as syndication, distribution and placement of services and deliverables.

“Stage 3” - $10,000 due upon the Company’s receipt of CFN Media’s invoice issued after CFN Media’s completion of Stage 2 and the Company’s confirmation they are ready to continue with Stage 3, which will include CFN Media’s delivery of two (2) Articles with the embedded interview and lead generation, as well as syndication, distribution and placement of services and deliverables.

On September 9, 2019, the Company entered into an agreement with a strategic advisory consultant (the “Consultant”). On September 17, 2019, in accordance with the agreement, the Consultant was awarded 26,667 shares of the Company’s common stock at a fair market value of $0.24 per share. The contract term is for 3 months. As full compensation for the Services, the Consultant shall be paid a weekly fee of $1,500 payable by the Company to the Consultant at the end of each full week of service. In addition, the Consultant shall receive $6,400 worth of restricted shares of the Company’s common stock (the “Shares”) issued by the Company to the Consultant on the first day of each month of service, starting on the effective date, at a 20% discount from the last closing market price of the Shares.

On September 11, 2019, the Company entered into a consulting agreement for social media and public relation services whereby the Company is required to pay $1,800 in cash per month and $7,000 in shares of the Company’s common stock upon completion of the agreement, which is on December 11, 2019, to be valued at the closing price on that day.

NOTE 7 – SUBSEQUENT EVENTS

On October 2, 2019, the Company entered into an agreement with a strategic advisory consultant (the “Consultant”) with a ninety day term. The Consultant was awarded 500,000 shares of the Company’s common stock at a fair market value of $0.26 per share, for $130,000. Also, in accordance with the agreement, the Company shall at its sole discretion grant a bonus to the Consultant of up to 500,000 shares. On October 31, 2019 250,000 of the 500,000 discretionary bonus shares were issued to the Consultant at a fair market value of $0.29.

On October 2, 2019, the Company issued a promissory note for $410,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $389,500 and the lender retained $20,500 as an original issue discount. $155,800 of the note will be used by the Company exclusively for the purpose of investing in merchant cash advances. The remaining $233,700 of the note will be used by the Company for its operational activities. Additionally, 410,000 shares of the Company’s common stock were issued with a fair value of $106,600, recorded as a debt discount, and will be amortized over the life of the notes, which are due in monthly payments between eighteen (18) months and twenty-three (23) months from the date of the note based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the date of the note. In addition, the Company issued warrants to purchase 205,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The warrants are valued at $52,501 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the date on the note with an exercise term of three (3) years.

On October 10, 2019, the Company signed a master distribution agreement with CBD Unlimited, Inc., which is a public company and a master distributor, to distribute the Company’s hemp-based chocolate products. The term of this agreement is four years. The agreement includes the issuance of 250,000 shares of the Company’s common stock at the closing market price of $0.26 per share as of the date of the agreement. In the event that this agreement is terminated by FIFG within twelve months of signing of this agreement, a claw back provision shall be invoked by FIFG whereby the Shares shall be returned to FIFG. Additionally, FIFG shall pay the distributor a commission for its services hereunder amounting to applicable percentage of the sales price of any sales or sales contract with a customer.

On October 16, 2019, the Company issued a promissory note for $140,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $133,000 and the lender retained $7,000 as an original issue discount. $53,200 of the note will be used by the Company exclusively for the purpose of investing in merchant cash advances. The remaining $79,800 of the note will be used by the Company for its operational activities. Additionally, 140,000 shares of the Company’s common stock were issued with a fair value of $34,300, recorded as a debt discount, and will be amortized over the life of the notes, which are due in monthly payments between eighteen (18) months and twenty-three (23) months from the issue date based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the issue date. In addition, the Company issued warrants to purchase 205,000 and 140,000 shares of the Company’s common stock with an exercise price of $0.30 and $0.50 per share, respectively. The warrants are valued at $83,060 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue date with an exercise term of three (3) years.

On October 31, 2019, the Company issued a promissory note of $200,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $190,000 and the lender retained $10,000 as an original debt discount. $76,000 of the note will be used by the Company exclusively for the purpose of investing in merchant cash advances. The remaining $114,000 of the note will be used by the Company for its operational activities. Additionally, 200,000 shares of the Company’s common stock were issued with a fair value of $58,000, recorded as a debt discount, and will be amortized over the life of the note, which is due in monthly payments between eighteen (18) months and twenty-three (23) months from the issue date based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the issue date. In addition, the Company issued warrants to purchase 200,000 shares of the Company’s common stock with an exercise price of $0.30 per share, respectively. The warrants are valued at $57,180 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue dates with an exercise term of three (3) years.

On September 9, 2019, the Company entered into an agreement with a strategic advisory consultant (the “Consultant”). On October 9, 2019, in accordance with the agreement, the Consultant was awarded 30,769 shares of the Company’s common stock at a fair market value of $0.208 per share.

On November 9, 2019, in accordance with the agreement, the Consultant was awarded 26,667 shares of the Company’s common stock at a fair market value of $0.24 per share.

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

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Purely Irresistible” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product and sell it to manufacturing and wholesaling companies. On October 10, 2019, the Company signed a master distribution agreement with CBD Unlimited, Inc, which is a public company and a master distributor, to distribute the Company’s hemp-based chocolate products.

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

Results of Operations for the Three Months Ended September 30, 2019 compared to the Three Months ended September 30, 2018

We had $79,480 of revenue for the three months ended September 30, 2019 compared to $38,601 in revenue for the three months ended September 30, 2018. Our increase in revenue was the result of an increase in participation in merchant cash advances. For the three months ended September 30, 2019, our operating expenses were $477,799 which consisted of cost of product sales of $20 vs $0 for the prior period, professional fees of $11,576, general and administrative expenses of $429,012 and $37,191 of provision for merchant cash advances. Our net loss was $450,639. For the three months ended September 30, 2018, our operating expenses were $424,101 which consisted of professional fees of $22,174, general and administrative expenses of $325,948, and $75,979 of provision for merchant cash advances. As a result, our net loss was $390,616. This increase in our net loss was primarily due to an increase in interest expense.

Results of Operations for the Nine Months Ended September 30, 2019 compared to the Nine Months ended September 30, 2018

We had $267,778 of revenue for the nine months ended September 30, 2019 compared to $184,406 in revenue for the nine months ended September 30, 2018. Our increase in revenue was the result of an increase in participation in merchant cash advances and our first product sales. For the nine months ended September 30, 2019, operating expenses were $1,366,116 which consisted of cost of product sales of $21,003 vs $0 for the prior period as there were no product sales, professional fees of $66,423, general and administrative expenses of $1,219,260 and $59,430 of provision for merchant cash advances. Our net loss was $1,203,522. For the nine months ended September 30, 2018, our operating expenses were $1,201,512 which consisted of professional fees of $45,863, general and administrative expenses of $1,043,230 and $112,419 of provision for merchant cash advances. As a result, our net loss was $1,047,403. This increase in our net loss was primarily due to increased costs associated with expanding the business, producing products, consulting and accounting fees, advertising and promotion, cost of product sales and interest expense.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $328,343 for the nine months ended September 30, 2019 and $421,227 for the nine months ended September 30, 2018. This decrease in cash used was primarily due to collections of cash advances and an increase of accounts payables and accrued expenses. Working capital deficiency was $(1,086,343) at September 30, 2019 compared to $(186,127) at December 31, 2018. This decrease in working capital was due primarily to loans coming due within the year, an increase in accounts payable and accrued expenses and an increase in financing.

Net cash provided by financing activities amounted to $306,850 for the nine months ended September 30, 2019 and $385,438 for the nine months ended September 30, 2018. This was due to a lower amount of proceeds from loans in 2019 as well as funding through preferred stock in 2018.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2019, the Company had approximately $162,980 of third party short term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

As of September 30, 2019, the Company’s receivables from merchant cash advances included $345,078 from two merchants ($291,908 and $53,170), representing 71.3% of the Company’s merchant cash advances. The Company earned $44,073 of MCA income from one merchant, representing 55.6% of the Company’s MCA income for the three months ended September 30, 2019. The Company earned $102,987 of MCA income from one merchant, representing 43.7% of the Company’s MCA income for the nine months ended September 30, 2019.

As of December 31, 2018, the Company’s receivables from merchant cash advances included $232,484 from two merchants ($141,539 and $90,945), representing 41% of the Company’s merchant cash advances.

The Company did not earn revenues from any one merchant that were greater than or equal to 10% of the total revenues for the three and nine months ended September 30, 2018.

As of September 30, 2019, the Company’s accounts receivable had a concentration of 100% from one customer. The concentration of the Company’s accounts receivable creates a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of outstanding accounts receivable balances.

For the three and nine months ended September 30, 2019, the Company had a purchase concentration of 100% from one vendor.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2019, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

No sales of unregistered equity securities occurred during the quarter ended September 30, 2019.

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

_________

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

By:	/s/ Harold Kestenbaum	Dated: November 13, 2019
Harold Kestenbaum,
Chairman of the Board and
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: November 13, 2019
Mark J. Keeley,
Chief Financial Officer

