Form 10-K
period 2019-12-31
First Foods Group, Inc.
filed 2020-03-26
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐¨

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
None

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,395,591 as of June 30, 2019 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported).

There were 20,962,771 shares of the registrant’s common stock outstanding as of March 23, 2020.

PART I

Item 1. Business.

First Foods Group, Inc. (the “Company” or “First Foods”) is a smaller reporting company focused on developing its specialty chocolate product line and participating in merchant cash advances through its 1st Foods Funding Division. First Foods continues to pursue new foodservice brands and menu concepts.

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” On November 26, 2019, the USPTO approved Holy Cacao’s trademark brand, “Purely Irresistible.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Southeast Edibles” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product and sell it to manufacturing and wholesaling companies. On October 10, 2019, the Company signed a master distribution agreement with CBD Unlimited, Inc, which is a public company and a master distributor, to distribute the Company’s hemp-based chocolate products. On March 1, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On May 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards.

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. On November 8, 2018 the Company also began providing cash advances directly to merchants.

OUR PRINCIPAL PRODUCTS AND SERVICES

We are primarily focused on developing our specialty chocolate product line and related IP through our Holy Cacao subsidiary. We have developed twenty-three (23) proprietary recipes for our specialty chocolate product line that we have tested in a fully staffed and fully equipped state of the art manufacturing facility. We actively market our specialty chocolate product line on a full-time basis through our master distribution agreement with CBD Unlimited, Inc., as well as through multiple industry specific trade shows, through our on-line website presence, and through our ongoing collaboration with a diverse team of leading industry consultants who specialize in media relations, public relations, and investor relations. These efforts have culminated in Holy Cacao agreements, including a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s specialty chocolate product line and a Facility Access and Wholesale Production Purchase and Sale Agreement that allows us to commercially produce our specialty chocolate product line and allows commercial buyers to purchase our products.

We are secondarily involved in merchant cash advance participations. When a merchant cash advance is purchased, the Company records a merchant cash advance participation receivable for the purchase price. The purchase price consists of the merchant cash advance principal plus an up-front commission that is amortized over the term of the merchant cash advance. The standard commission is 15% of the merchant cash advance principal but is reduced depending upon the credit worthiness of the merchant. The average commission paid by the Company has been approximately 7%. If a merchant cash advance contract is signed in one period, but not paid until a subsequent period, a corresponding liability is established in the current period.

At the time the merchant cash advance is purchased, the Company records a deferred revenue liability, which is the total future receivable due to the Company less the principal amount of the merchant cash advance. Revenue is recognized and the deferred liability is reduced over the term of the merchant cash advance.

TIER maintains a bank account on behalf of the Company. Each day TIER receives payment, reflected in the bank account, for each merchant cash advance TIER has purchased on behalf of the Company from various merchant cash advance providers. The Company reduces its merchant cash advance balance by the cash received, which is net of platform fees. Platform fees are a daily charge associated with the ACH service and the financial and reporting management software platform provided by TIER. The platform fees are also negotiated between the Company and TIER for each contract but are typically 4% of the daily merchant cash advance principal amount.

For each merchant cash advance entered into by the Company prior to January 1, 2019, the Company recorded a reserve liability equal to 2% of the merchant cash advance amount released, which is a residual commission owed to TIER. This reserve is recognized over the term of the merchant cash advance and eliminated when the merchant cash advance is completely satisfied and payment is remitted by the Company to TIER. For each merchant cash advance entered into by the Company on January 1, 2019 or later, TIER receives a daily residual commission payment of 2% as payments are made on the advance, for each merchant cash advance TIER has purchased on behalf of the Company from various merchant cash advance providers. The Company reduces its merchant cash advance balance by the cash received, which is net of TIER’s 2% residual commission.

TARGET MARKET AND OUR NICHE WITHIN

Our highest priority target market consists of chocolate wholesalers who have a desire to distribute our specialty chocolate products infused with a hemp-based ingredient to select retailers throughout the United States.

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

COMPETITION, OUR COMPETITIVE STRATEGY AND METHODS OF COMPETITION

Our competition consists of companies that operate in the specialty hemp-based chocolate industry. Our competitive strategy is to target the consumers of specialty, high-end chocolate products infused with a hemp-based ingredient.

MARKETING, MARKETING OBJECTIVES AND STRATEGIES

The Company markets its specialty chocolate products, which are infused with a hemp-based ingredient, to existing and emerging food service companies, focusing specifically on brand development.

Our Marketing Objectives are as follows:

•	Establishing and promoting our presence in our selected targeted market; and
•	Building a network of food service industry professional relationships and referrals.

To promote and market our products, we have invoked the following strategies:

•	Continued to enhance our online presence via our Company website reflecting our scope of products offered.
•	Launched online retail sales through our Southeast Edibles website.
•	Continued to expand our PR campaign to obtain publicity and increase visibility for our business.

Currently, the Company’s officers and directors promote our specialty hemp-based chocolate products, through various channels, including networking at local industry events and Internet sources. The Company does not actively market its merchant cash advance participation because all marketing activities are performed by TIER. We anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the food service industry and by using technical and marketing consultants, which will allow qualified individuals to join our management team and Board of Directors.

RESEARCH AND DEVELOPMENT

The Company has engaged market and branding consultants to research and develop specialty hemp-based chocolate products targeted to particular states within the US.

EMPLOYEES

The Company currently has one full time employee, Mark J. Keeley, who is a director and our Chief Financial Officer. Harold Kestenbaum is a director consultant serving in the role of interim Chief Executive Officer. Abraham Rosenblum is a director serving in the role of Secretary. These individuals, along with director Hershel Weiss, are responsible for operations, product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan. Additionally, the Company retained the services of a prospective employee through R and W Financial who intends to become a permanent employee of the Company when he obtains his United States visa and the Company may legally hire him. Since February 5, 2019 this individual has worked as a consultant in the facility we have contracted and has run the day-to-day manufacturing, packaging and distribution of the Company’s specialty hemp-based chocolate product line.

Our future business and operating results depend significantly on the continued contributions and active participation of the aforementioned individuals. These individuals would be difficult or impossible to replace. The loss of these key contributors, or their failure to perform, could materially and adversely affect our Company’s operations. While we may obtain Key Man insurance, such insurance may not be sufficient to cover the loss incurred in the event these individuals are lost.

Our officers and directors receive compensation for their services during the development stage of our business operations. Our officers and directors are reimbursed for any out-of-pocket expenses they may incur on our behalf. We anticipate adding a permanent Chief Operations Officer over the next twelve (12) months. We do not currently have any benefits, such as health or life insurance, available to our employee or directors.

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

The Company has incurred net losses since inception and will likely continue to incur net losses while it builds its business and as such it may not achieve or maintain profitability. The Company’s limited operating history makes it difficult to evaluate its business and prospects, and there is no assurance that the business of the Company will grow or that it will become profitable. As of December 31, 2019, the Company’s accounts receivable had a concentration of 97% from one customer. The concentration of the Company’s accounts receivable creates a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of outstanding accounts receivable balances. Also, for the year ended December 31, 2019, the Company had purchase concentrations of 34%, 26%, 15% and 12% from four vendors. The concentration of the Company’s purchases creates a potential risk to future supply in the event that the Company is not able to obtain supplies from other vendors.

We have limited cash on hand which creates substantial doubt about our ability to continue as a going concern.

In their reports for the years ended December 31, 2019 and 2018, our auditors have expressed that substantial doubt exists about our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures for the foreseeable future and anticipate that our expenses will increase substantially in the foreseeable future. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

The specialty food business is highly competitive. We have retained a master distributor and customized shelf displays designed to capture inherently competitive shelf space in order to penetrate the retail market. We plan to compete against other providers of quality foods, some of which sell their services globally, and some of these providers have considerably greater resources than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.

We may license our Holy Cacao name, brand, and recipes, and sell the Company’s Holy Cacao packaging material in those states where such activity is legal.

New legislation or regulation, or the application of existing laws and regulations to the medical and consumer hemp industries could add additional costs and risks to doing business. We and our licensees, if any, will be subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. It is reasonable to assume that as hemp use becomes more mainstream that the FDA and or other federal, state and local governmental agencies will impose regulations covering the purity, privacy, quality control, security and many other aspects of the industry, all of which will likely raise the cost of compliance thereby reducing profits or even making it more difficult to continue operations, either of which scenarios, if they occur, could have a negative impact on our business and operations.

The market may not readily accept our products.

Demand and market acceptance for our licensed brand and packaging for our new hemp infused products are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our buyer’s hemp products, market acceptance will need to be achieved. Our marketing strategy may be unsuccessful and is subject to change as a result of a number of factors, including changes in market conditions (including the emergence of new market segments which in our judgment can be readily exploited through the use of our technology), the nature of possible license and distribution arrangements and strategic alliances which may become available to us in the future and general economic, regulatory and competitive factors. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our buyer’s proposed products. We currently have only limited resources to enhance our technology or to develop new products.

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

Reliance on proprietary merchant cash advance credit models, which involve the use of qualitative factors that are inherently judgmental, could result in merchant defaults which would affect our profitability.

The MCA participations and MCA’s that we own will be relatively illiquid, and we may not be able to liquidate those investments in a timely manner.

Any MCA participations and MCA’s that we make or otherwise acquire will likely be relatively illiquid with no established market for their purchase and sale, and there can be no assurance that we will be able to liquidate those investments in a timely manner. Although these investments will likely generate income, the return of capital and the realization of gains, if any, from such investments generally will occur only upon the partial or complete disposition of such MCA participation or advance, or its repayment or collection.

Our MCA participations and advances may become uncollectible, and large amounts of uncollectible participations and advances may materially affect our performance.

Our MCA participations and advances will be relatively illiquid and substantial risks are involved. Most, and possibly all, of the merchants who receive cash advances from the MCA providers we use are required to sign a confession of judgement, which legally requires the merchant to pay back the advance, as long as the merchant continues as a going concern. Although we use background checks and other forms of due-diligence information to mitigate the risk of uncollectible debt resulting from bankruptcy, no assurance can be made that we will be able to do so. If our MCA portfolio contains a large portion of uncollectible debt, our performance will likely be negatively affected. In addition, if any business defaults on an MCA transaction, we may be required to expend monies in connection with foreclosure proceedings and other remedial actions, which expenditures could materially and adversely affect our financial performance. Although our MCA’s, both direct and syndicated, will be structured so as not to be characterized as loans, MCA’s present many of the same risks. For example, we may be unable to collect the full amount of the merchant cash advance receivable we acquire through an advance. In any such case, here again we may be required to expend monies in connection with remedial actions, which expenditures could materially and adversely affect our financial performance.

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

As a public company we incur significant legal, accounting, and other expenses and these expenses will increase after we cease to be a “smaller reporting company.” In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the Securities and Exchange Commission (“SEC”), Nasdaq and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations and future regulations will continue to increase our legal, accounting and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or “Section 404.” As long as we remain a “smaller reporting company” we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be a “smaller reporting company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. We expect to have in place accounting, internal audit and other management systems and resources that will allow us to maintain compliance with the requirements of the Sarbanes-Oxley Act at the end of any phase-in periods permitted by Nasdaq, the NYSE, the SEC and the JOBS Act. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

Our business is subject to regulation, and changes in laws and regulations governing our business, or changes in the interpretation of such laws and regulations, could negatively affect our business.

Over the last few years, federal and state regulatory and other policymaking entities have taken an increased interest in marketplace and online lending, including online small business lending. For example, in July 2015, the U.S. Department of the Treasury issued a public request for information regarding expanding access to credit through online marketplace lending. Activity in various states has also increased, including in the states of California and New York. In December 2015, the California Department of Business Oversight announced an inquiry into the marketplace lending industry and requested information from fourteen marketplace and online lenders. The New York Department of Financial Services opened a formal investigation of marketplace and online lending in March 2019. These initiatives were presented as information gathering projects to assist federal and state officials in better understanding, among other things, the methods, role and impact of online and marketplace lending on credit markets. These initiatives either have resulted, or are expected to result, in policy recommendations that could impact merchant cash advance business practices and operations, if the recommendations result in new laws or regulations. For example, if New York were to enact legislation requiring licensure by commercial lenders or imposing certain applicable rate caps or other provisions inconsistent with current merchant cash advance business practices and alternative solutions were not available, we could be required to reevaluate our participation in merchant cash advances. We expect these and other types of legislative and regulatory activities to continue in the future as marketplace and online lending grow and become the subject of greater public interest. For example, with the prospect of easing regulatory burdens at the federal level under the current administration, some states have indicated their intention to take more aggressive regulatory action. We cannot predict the outcome of these or other comparable future activities, when or whether they will lead to new laws, regulations or other actions or what they might be. However, the impact and cost of any possible future changes to laws or regulations could be substantial and could also require us to change our business practices and operations in a manner that adversely impacts our business. Changes in laws or regulations, including recent changes under the Tax Cuts and Jobs Act of 2017 (and any related Treasury regulations, rules or interpretations, if and when issued), or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we currently conduct business or make it more difficult or costly for us to participate in merchant cash advances. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits and damage to the merchant cash advance industry, which could have a material adverse effect on our business and financial condition. A proceeding relating to one or more allegations or findings of our merchant cash advance provider’s violation of such laws could impair the ability to collect payments on advances or to participate in additional advances.

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

Provision for MCA participation losses and MCA losses, net of recoveries, may comprise one of our largest operating expenses. Any changes in economic factors that adversely affect MCA customers, such as an economic downturn or high unemployment, could result in higher loss experiences than anticipated, which could in turn adversely affect our charge-offs. Moreover, a sustained deterioration in the economy would likely cause a decrease in demand for merchant cash advance services. Any general economic conditions negatively affecting our charge-offs or demand for our services could materially and adversely affect our operating results.

When we make MCA’s either by ourselves or as part of a syndicated group, we will be subject to the risk of fraud by small business clients seeking the advance.

We will be subject to fraud risk whenever we make an MCA by ourselves or as part of a syndicated group. Small business recipients of the advance may, for example, present information that is false. In any such case, we will likely be unable to collect our receivable relating to an MCA. Widespread fraud of this type could adversely affect our operating results and the prospects for our business. This could also be a concern with respect to our MCA participations.

Coronavirus (COVID-19) creates significant uncertainty regarding potential business disruptions that could have a material adverse impact on the Company’s financial position.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including, inventories and merchant cash advance receivables.

Risks Related to the Securities Markets and Ownership of Our Common and Preferred Stock

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price, for warrants or options or conversion price for convertible notes, of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•·	Sets forth the basis on which the broker or dealer made the suitability determination, and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to and reliant upon Rule 144 and/or Rule 905, promulgated under the Securities Act, subject to certain limitations. Although current stockholders may have no current intention or ability to sell their shares, any substantial sales by holders of our common stock in the future pursuant to Rule 144 and/or Rule 905 may have a material adverse effect on the market price of our securities.

The price of our common stock is subjected to volatility.

The market for the Company’s common stock may be highly volatile. The trading price of the Company’s common stock is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to their markets or relating to the Company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of the Company’s stock prices may cause investment losses for their shareholders. If securities class action litigation is brought against the Company, such litigation could result in substantial costs while diverting management’s attention and resources.

Our Board of Directors has sole discretion to create new classes of preferred stock.

Our Certificate of Incorporation authorizes the issuance of preferred stock with such rights and preferences as our Board of Directors may determine from time to time in its sole discretion. Accordingly, under the Certificate of Incorporation, the Board may designate and issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights that could impact the rights of the holders of our common shares, although the Certificate of Designation for our existing preferred shares limits the power of the Board of Directors to designate and issue classes of preferred stock that are senior in right of liquidation or dividends to the preferred shares. Specifically, the holders of a majority of the preferred shares must approve or consent any designation and issuance of a class of preferred stock ranking senior to the preferred shares.

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

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or Nasdaq, on which their securities are listed. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in its annual reports. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, the Company as of this filing does not have effective controls. At present, there is no precedent available with which to measure compliance adequately. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer. Also, among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight and the adoption of a Code of Ethics. The Company has not adopted exchange-mandated corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

The market valuation of smaller reporting companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

i.	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
ii.	fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
iii.	changes in market valuations of similar companies;
iv.	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;
v.	variations in our quarterly operating results;
vi.	fluctuations in related commodities prices;
vii.	additions or departures of key personnel; and
viii.	new industry regulations associated with hemp.

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

Item 1B. Unresolved Staff Comments.

The Company has no SEC staff comments.

Item 2. Properties.

The Company does not own property. The Company pays a fee to Incorp Services, Inc. to maintain a corporate office headquartered at 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014. All directors and officers of the Company work remotely at no cost to the Company. The Company has access to and uses a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product line.

Item 3. Legal Proceedings.

As of March 23, 2020, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “FIFG.”

The closing sales price of the Company’s common stock on March 23, 2020 was $0.15 per share.

Holders

As of the date of this report there were approximately 47 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends on our common stock during the year ended December 31, 2019.

Transfer Agent and Registrar

The transfer agent and registrar for First Foods’ common stock is Manhattan Transfer Registrar Co., 38B Sheep Pasture Rd. Port Jefferson, NY 11777, telephone 631-928-7655.

Authorization of Our Securities

On October 25, 2017, and as amended on November 2, 2018, the Board of Directors of the Company designated 100,000,000 authorized common shares and 20,000,000 authorized preferred shares to have preferences and terms as shall be determined by the Board of Directors from time to time. The preferred shares were authorized into three series: Series A Convertible Preferred Shares was designated with one share, which share is issued and outstanding; Series B Convertible Preferred Shares was designated with 4,999,999 shares, of which 473,332 shares are outstanding; and Series C Convertible Preferred Shares was designated with 3,000,000 shares, of which 660,000 shares are outstanding.

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

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the year ended December 31, 2019.

Unregistered Sales of Common Shares

The Company issued warrants to purchase up to 1,060,000 shares of the Company’s common stock during the year ended December 31, 2019.

Unregistered Sales of Series A, B and C Preferred Shares

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Shares for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for 18 months from the date of issuance. For the years ending December 31, 2019 and 2018, the Company recorded $11,550 and $18,150 of dividend expense related to the subscription agreement, respectively.

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

The Company issued warrants to purchase up to 600,000 shares of the Company’s preferred series B stock during the year ended December 31, 2019.

The unregistered sales of the Series A, B and C Preferred Shares (the “Preferred Shares”) were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sales. The Preferred Shares were sold directly through our management. No commission or other consideration was paid in connection with the sales of the Preferred Shares. There was no advertisement or general solicitation made in connection with the offer and sales of the Preferred Shares.

Item 6. Selected Financial Data.

First Foods is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements.

This annual report contains “forward-looking statements,” as that term is used in federal securities laws, about First Foods Group, Inc.’s financial condition, results of operations and business.

These statements include, among others:

•

statements concerning the potential benefits that First Foods Group, Inc. (“First Foods”, “we”, “our”, “us”, the “Company”, or “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

•

statements of First Foods’ expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause First Foods’ actual results to be materially different from any future results expressed or implied by First Foods in those statements. The most important facts that could prevent First Foods from achieving its stated goals include, but are not limited to, the following:

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
(h)	reliance on proprietary merchant advance credit models, which involve the use of qualitative factors that are inherently judgmental and which could result in merchant defaults; and
(i)	New regulations impacting the business.

In addition, there is no assurance that (i) First Foods will be profitable, (ii) First Foods will be able to successfully develop, manage or market its products and services, (iii) First Foods will be able to attract or retain qualified executives and personnel, (iv) First Foods will be able to obtain customers for its products or services, (v) additional dilution in outstanding stock ownership will not be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and (vi) there are no other risks inherent in First Foods’ business.

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

First Foods is focused on developing its specialty chocolate product line and participating in merchant cash advances through its 1st Foods Funding Division. First Foods continues to pursue new foodservice brands and menu concepts.

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” On November 26, 2019, the USPTO approved Holy Cacao’s trademark brand, “Purely Irresistible.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Southeast Edibles” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product line and sell it to manufacturing and wholesaling companies. On October 10, 2019, the Company signed a master distribution agreement with CBD Unlimited, Inc, which is a public company and a master distributor, to distribute the Company’s hemp-based chocolate products. On March 1, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On May 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards. The Company is quoted on the OTCQB under “FIFG.”

The Company’s principal executive offices are located at First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014. Our telephone number is (201) 471-0988.

As of December 31, 2019, our cash balance was $24,353 with current liabilities of $1,730,731.

Results of Operations

Results of Operations for the Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

We had $326,285 of revenue for the year ended December 31, 2019 compared to $251,083 in revenue for the year ended December 31, 2018, an increase of $75,202 or 30%. Our increase in revenue was the result of an increase in participation in merchant cash advances and our first product sales. For the year ended December 31, 2019, our operating expenses were $2,823,701 which consisted of cost of product sales of $21,003 vs $0 for the prior period as there were no product sales, professional fees of $72,860, general and administrative expenses of $2,642,684 (consisting primarily of non-cash expenses incurred through the issuance of securities as compensation) and a provision for potential merchant cash advance defaults of $87,154. Our net loss was $2,725,691. For the year ended December 31, 2018, our operating expenses were $2,184,296 which consisted of professional fees of $74,390, general and administrative expenses of $2,001,812 (consisting primarily of non-cash expenses incurred through the issuance of securities as compensation) and a provision for potential merchant cash advance defaults of $108,094. Our net loss was $1,973,478. This increase in our net loss was primarily due to increased costs associated with expanding the business, producing products, consulting and accounting fees, advertising and promotion, cost of product sales and interest expense.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $(1,013,873) for the year ended December 31, 2019 and $(650,199) for the year ended December 31, 2018. This resulted in a working capital deficit of $(732,653) at December 31, 2019 and $(186,127) at December 31, 2018. This decrease in working capital was due primarily to loans coming due within the year, an increase in accounts payable and accrued expenses and an increase in financing.

Net cash provided by financing activities amounted to $1,007,800 for the year ended December 31, 2019 and $544,437 for the year ended December 31, 2018. In 2019, this was due to the proceeds of $1,037,500 from loans which was offset by the payment of $29,700 of dividends. In 2018, this was due to the proceeds of $647,813 from long term and related party loans, proceeds from the sale of $165,000 Series C convertible preferred stock, and proceeds of $2,437 from the exercise of warrants, which was offset by the repayment of $270,813 of shareholder and related party loans.

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

As of December 31, 2019, the Company’s receivables from merchant cash advances included $713,124 from two merchants ($179,853 and $533,271), representing 90.94% of the Company’s merchant cash advances. The Company earned $130,243 of MCA income from one merchant, representing 44.2% of the Company’s MCA income for the twelve months ended December 31, 2019.

As of December 31, 2018, the Company’s receivables from merchant cash advances included $232,484 from two merchants ($141,539 and $90,945), representing 41% of the Company’s merchant cash advances.

The Company did not earn revenues from any one merchant that were greater than or equal to 10% of the total revenues for the year ended December 31, 2018.

As of December 31, 2019, the Company’s accounts receivable had a concentration of 97% from one customer. The concentration of the Company’s accounts receivable creates a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of outstanding accounts receivable balances.

For the year ended December 31, 2019, there was no accounts payable concentration other than amounts owed to related parties which makes up 61% of the balance as of December 31, 2019. For the year ended December 31, 2018, the Company’s accounts payable had a concentration of 32%, 15%, 10% and 10% from four vendors.

For the year ended December 31, 2019, the Company had purchase concentrations of 34%, 26%, 15% and 12% from four vendors. There was no purchase concentration for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

No off-balance sheet arrangements exist.

Contractual Obligations

N/A.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First Foods Group, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Foods Group, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in deficit, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Marlton, New Jersey March 25, 2020

First Foods Group, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$24,353	$30,426
Accounts receivable, net	13,487	-
Inventory, net	10,556	-
Merchant cash advances, net of allowance $97,495 and $82,354, respectively	877,457	562,488
Prepaid expenses and other current assets	56,935	36,506
Deferred merchant advance commissions	15,290	50,759
TOTAL ASSETS	$998,078	$680,179

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$751,675	$317,356
Deferred revenue	193,163	176,115
Loans, net	165,270	-
Related party loans, net	620,623	372,835
TOTAL CURRENT LIABILITIES	1,730,731	866,306

Loans, net - long term	483,240	342,119
TOTAL LIABILITIES	2,213,971	1,208,425

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share
authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value,
4,999,999 shares authorized, 473,332 issued and outstanding ($160,000 liquidation preference)	473	473
Series C convertible preferred stock: $0.001 par value,
3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 and $183,150 liquidation preference as of December 31, 2019 and 2018, respectively)	660	660
Common stock: $0.001 par value,100,000,000 shares
authorized, 20,313,771 and 17,709,087 shares issued and outstanding, respectively	20,314	17,709
Additional paid-in capital	9,116,998	7,081,559
Accumulated deficit	(10,293,260)	(7,637,029)
Total First Foods Group, Inc. Deficit	(1,154,815)	(536,628)

Noncontrolling interests	(61,078)	8,382
Total deficit	(1,215,893)	(528,246)
TOTAL LIABILITIES AND DEFICIT	$998,078	$680,179

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018

REVENUES
Product sales, net	$32,183	$-
Merchant cash advance income, net	294,102	251,083
Total Revenues	326,285	251,083

OPERATING EXPENSES
Cost of product sales	21,003	-
Professional fees	72,860	74,390
General and administrative	2,642,684	2,001,812
Provision for merchant cash advances	87,154	108,094
Total Operating Expenses	2,823,701	2,184,296

LOSS FROM OPERATIONS	(2,497,416)	(1,933,213)

OTHER INCOME (EXPENSE)
Other income	2,500	-
Gain on forgiveness of debt	-	15,500
Interest expense	(230,775)	(55,765)

Loss before income taxes	(2,725,691)	(1,973,478)

Provision for income taxes	-	-

NET LOSS	(2,725,691)	(1,973,478)

Non-controlling interest share of loss	69,460	11,618
Dividends on preferred stock	(11,550)	(18,150)

Net loss attributed to shareholders of First Foods Group, Inc.	$(2,667,781)	$(1,980,010)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.14)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	18,523,221	17,197,004

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Changes in Deficit

							Total First
					Additional		Foods	Non-
	Preferred Stock		Common Stock		paid-in	Accumulated	Group,	controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	deficit

Balance at December 31, 2018	1,133,333	$1,133	17,709,087	$17,709	$7,081,559	$(7,637,029)	$(536,628)	$8,382	$(528,246)

Common stock issued to consultants for services	-	-	1,342,184	1,342	347,508	-	348,850	-	348,850
Common stock issued to consultants for services - related party	-	-	75,000	75	18,675	-	18,750	-	18,750
Common stock issued for related party loan	-	-	25,000	25	5,225	-	5,250	-	5,250
Common stock issued with loans payable	-	-	1,062,500	1,063	308,650	-	309,713	-	309,713
Common stock issued for services	-	-	100,000	100	29,900	-	30,000	-	30,000
Warrants issued for director services	-	-	-	-	1,010,186	-	1,010,186	-	1,010,186
Warrants issued for consultant services	-	-	-	-	34,179	-	34,179	-	34,179
Warrants issued with loan payable	-	-	-	-	292,666	-	292,666	-	292,666
Dividend on preferred stock	-	-	-	-	(11,550)	-	(11,550)	-	(11,550)
Net loss	-	-	-	-	-	(2,656,231)	(2,656,231)	(69,460)	(2,725,691)
Balance at December 31, 2019	1,133,333	$1,133	20,313,771	$20,314	$9,116,998	$(10,293,260)	$(1,154,815)	$(61,078)	$(1,215,893)

Balance at December 31, 2017	1	$-	16,919,524	$16,920	$5,255,402	$(5,675,169)	$(402,847)	$20,000	$(382,847)

Preferred stock issued for cash	660,000	660	-	-	164,340	-	165,000	-	165,000
Preferred stock issued for director services	473,332	473	-	-	159,527	-	160,000	-	160,000
Common stock issued to consultants for services	-	-	290,313	290	36,710	-	37,000	-	37,000
Common stock issued for CFO services	-	-	-	-	140,625	-	140,625	-	140,625
Common stock issued for related party loan	-	-	100,000	100	10,900	-	11,000	-	11,000
Common stock issued for exercise of warrants	-	-	31,250	31	2,406	-	2,437	-	2,437
Common stock issued for loans payable	-	-	368,000	368	31,122	-	31,490	-	31,490
Warrants issued for director services	-	-	-	-	1,084,869	-	1,084,869	-	1,084,869
Warrants issued for consultant services	-	-	-	-	13,808	-	13,808	-	13,808
Warrants issued in lieu of deferred compensation	-	-	-	-	200,000	-	200,000	-	200,000
Dividend on preferred stock	-	-	-	-	(18,150)	-	(18,150)	-	(18,150)
Net loss	-	-	-	-	-	(1,961,860)	(1,961,860)	(11,618)	(1,973,478)
Balance at December 31, 2018	1,133,333	$1,133	17,709,087	$17,709	$7,081,559	$(7,637,029)	$(536,628)	$8,382	$(528,246)

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,725,691)	$(1,973,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	413,029	50,809
Non-employee stock based compensation - related party	18,750	-
Employee stock based compensation	1,010,186	1,447,994
Gain on forgiveness of debt	-	(15,500)
Amortization of debt discount	124,308	21,297
Change in merchant allowance	15,140	-
Provision for merchant cash advances	87,154	62,138
Changes in operating assets and liabilities:
Accounts receivable	(27,469)	-
Inventory	(10,556)	-
Merchant cash advances	(417,263)	(476,373)
Deferred merchant advance commissions	35,469	(42,216)
Prepaid expenses and other current assets	(20,429)	300
Accounts payable and accrued liabilities	466,451	304,587
Deferred revenue	17,048	127,381
Deferred compensation	-	(157,138)
Net cash used in operating activities	(1,013,873)	(650,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series C convertible preferred stock	-	165,000
Dividend payment	(29,700)	-
Repayment of shareholder loans	-	(179,813)
Proceeds from loans	1,037,500	368,000
Proceeds from related party loans	-	279,813
Repayments of related party loans	-	(91,000)
Proceeds from exercise of warrants	-	2,437
Net cash provided by financing activities	1,007,800	544,437

NET DECREASE IN CASH	(6,073)	(105,762)
CASH AT BEGINNING OF YEAR	30,426	136,188
CASH AT END OF YEAR	$24,353	$30,426

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with related party loans	$5,250	$11,000
Common stock issued with loans	$309,713	$31,490
Warrants issued with loans	$292,665	$-
Warrants issued in lieu of deferred compensation	$-	$200,000

CASH PAID FOR:
Interest	$105,667	$11,091
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the “Company” or “First Foods”) is a smaller reporting company focused on developing its specialty chocolate product line and participating in merchant cash advances through its 1st Foods Funding Division. First Foods continues to pursue new foodservice brands and menu concepts.

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” On November 26, 2019, the USPTO approved Holy Cacao’s trademark brand, “Purely Irresistible.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Southeast Edibles” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product line and sell it to manufacturing and wholesaling companies. On October 10, 2019, the Company signed a master distribution agreement with CBD Unlimited, Inc, which is a public company and a master distributor, to distribute the Company’s hemp-based chocolate products. On March 1, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On May 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of December 31, 2019, the Company had approximately $165,000 in third-party short term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The noncontrolling interest represents the proportionate share of the proceeds received and also the income and loss pickup from the fifteen-percent sale of equity interest in our wholly owned subsidiary; Holy Cacao.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At December 31, 2019 and 2018, the Company had no cash equivalents.

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

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At December 31, 2019, the Company reserved an amount equal to 10% of the outstanding merchant cash advance balance at period end based on management’s assessment of actual historic performance. In addition, throughout the year the Company wrote off thirty (30) merchant advances for a total of $72,013 for the year ended December 31, 2019. These expenses are included in provision for merchant cash advances expenses on the accompanying consolidated statements of operations.

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

During the year ended December 31, 2019, the Company recognized its product sales as follows:

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

During the year ended December 31, 2019, the Company recognized its merchant cash advance income as follows:

When a merchant cash advance is purchased, the Company records a merchant cash advance participation receivable for the purchase price. The purchase price consists of the merchant cash advance principal plus an up-front commission that is amortized over the term of the merchant cash advance. The amount of the commission is negotiated between the Company and TIER for each contract. The standard commission is 15% of the merchant cash advance principal but can be reduced depending upon the credit worthiness of the merchant. The average commission paid by the Company has been approximately 7%. If a merchant cash advance contract is signed in one period, but not paid until a subsequent period, a corresponding liability is established in the current period.

At the time the Company participates in a merchant cash advance, the Company records a deferred revenue liability, which is the total future receivable due to the Company less the principal amount of the merchant cash advance. Revenue is recognized and the deferred liability is reduced over the term of the merchant cash advance.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the term of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2019, the Company had no allowance for doubtful accounts.

Inventory

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns. As of December 31, 2019, the Company had inventory of $10,556, which consisted of $2,854 of raw materials, $5,410 of work in process and $2,292 of finished goods. The Company has no allowance for inventory reserves.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the years ended December 31, 2019 and 2018, were approximately $85,000 and $117,000, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of December 31, 2019 and 2018 because their effect would be antidilutive.

The Company had 1,403,750 and 343,750 warrants to purchase common stock outstanding at December 31, 2019 and 2018, respectively. The Company had 3,970,000 and 3,370,000 warrants to purchase Series B preferred stock outstanding at December 31, 2019 and 2018, respectively. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock. Additionally, the Company has 473,332 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 2,366,660 and 660,000 shares of common stock at December 31, 2019 and 2018, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the consolidated statements of operations for the years ended December 31, 2019 and 2018, were $115,150 and $27,933, respectively.

Non-Controlling Interests in Consolidated Financial Statements

In June 2011, the FASB issued ASC 810-10-65-1, to clarify that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of its common stock and a ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017. On July 16, 2018, the Company entered into a consulting agreement with a service provider that contained the following terms: 5% equity ownership in the Company’s Holy Cacao subsidiary will be awarded immediately upon the successful launch of the Holy Cacao product line and the sale of the first production run of Holy Cacao product. During the year ended December 31, 2019, this part of the agreement was completed, and 5% equity was issued. The Company’s periodic reporting now includes the results of operations of Holy Cacao, with the fifteen-percent ownership reported as noncontrolling interests. The cost of goods sold and operating expense for Holy Cacao for the year ended December 31, 2019 was $21,003 and $522,967, respectively. There was $32,183 of revenue for Holy Cacao for the year ended December 31, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. The Company adopted this provision on January 1, 2019 which did not have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company elected early adoption of this pronouncement on January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, ”Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, ”Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred but accrued until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of entry into the agreement. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019 through the remainder of his employment. The CFO’s salary was deferred until the Company raised at least $1,000,000 in financing. This raise has been achieved and the CFO’s salary is now being accrued. This agreement has since been amended, where Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. The CFO and Director was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 25, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 Director compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 5). As of December 31, 2019 and 2018, the Company has accrued $329,167 and $87,500, respectively, in relation to the employment agreements and $16,953 and $13,449, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. The Chairman of the Board and Interim CEO was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 5). As of December 31, 2019, the Company has accrued a total of $40,000 in relation to 2017 compensation earned under the consulting agreement.

On May 10, 2018, Mr. Shimon Weiss, who is related to a Company Director, was retained as a consultant to provide investment advice to the Company for a 90-day period. The consultant was awarded 75,000 shares of common stock at a fair market value of $0.12 per share for $9,000.

On January 30, 2019, the Company entered into a consulting agreement with R and W Financial, an entity owned by a Company director, to assist with the growth of the Company. R and W Financial will receive $5,000 per month for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 30 days written notice to the other. On November 21, 2019, the Company entered into an additional consulting agreement with R and W Financial to assist with the growth of the Company. R and W Financial will receive $7,000 per month for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 10 days written notice to the other. The outstanding balance as of December 31, 2019, was $25,300.

Related Party Loans

On October 17, 2017, Obvia LLC, of which the Company’s Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate of the US Prime Federal Funds Rate +1% or 5.75% at December 31, 2019, to be compounded monthly. The note is not secured and matures on October 31, 2019. This loan has been amended and matures on April 30, 2020. During the years ended December 31, 2019 and 2018, the Company recorded $7,024 and $6,001, respectively, as interest expense related to this loan. As of December 31, 2019 and 2018, the principal balance of this loan was $100,000 and the accrued interest was $14,034 and $7,011, respectively.

On November 2, 2017, Kennedy Business Center LLC, an entity owned by an immediate family member of a Company director, provided a loan in the amount of $90,000 bearing an interest rate of 10% which matured on November 30, 2018, but was paid back early on October 25, 2018. As part of the agreement, the Company issued 50,000 shares of common stock on November 3, 2017. The Company recorded a debt discount of $17,500 for the fair market value of the shares issued. During the year ended December 31, 2018, the Company recorded $11,667 of interest expense related to the amortization of debt discount related to this loan and $7,366 of regular interest. As of December 31, 2019 and 2018, the principal balance of this loan was $0 and the accrued interest was $0 and $4,366, respectively.

On April 26, 2018, R and W Financial, an entity owned by a Company director, provided an unsecured, non-interest bearing loan in the amount of $179,813 which matures on April 25, 2020 and which was used to pay the balance of the non-interest bearing short-term loans due to the Company Secretary, who is also a Director and shareholder of the Company. As of December 31, 2019 and 2018, the principal balance of this loan was $179,813.

On June 14, 2018, the Company issued a promissory note of $100,000 to Mayer Weiss, an immediate family member of a Company director. The note carries a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 shares of common stock were issued with the note and are being amortized over the life of the loan which is due December 13, 2019. This loan has been amended and is due on March 13, 2020. An additional 25,000 shares were issued with the amendment of the note and are being amortized over the life of the loan. The Company recorded a total debt discount of $16,250 for the fair market value of the shares issued. During the year ended December 31, 2019 and 2018, the Company recorded $7,654 and $4,022 of interest expense related to the amortization of debt discount related to this loan, respectively and $12,000 and $6,575 of regular interest, respectively. As of December 31, 2019 and 2018, the principal balance of this loan was $100,000 and the accrued interest was $6,049 and $6,575, respectively.

On October 11, 2018, the Company issued a promissory note of $250,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. $150,000 was deployed to the Company’s participation in merchant cash advances and $100,000 was advanced directly to a merchant. Additionally, 250,000 shares of common stock were issued with the note valued at $0.10 per share, which is the market value on the date of the agreement and will be amortized over the life of the loan which is due April 10, 2020 with a balloon payment. The Company recorded a debt discount of $25,000 for the fair market value of the shares issued. During the year ended December 31, 2019 and 2018, the Company recorded $16,682 and $3,702 of interest expense related to the amortization of debt discount related to the note, respectively. During the year ended December 31, 2019 and 2018, the Company recorded $30,000 and $6,658 of regular interest expense, respectively. As of December 31, 2019 and 2018, the principal balance of the note was $250,000 and the accrued interest was $1,658 and $6,658, respectively.

All of the above transactions were approved by disinterested directors.

	December 31, 2019	December 31, 2018
Obvia LLC	$100,000	$100,000
R & W Financial	179,813	179,813
Mayer Weiss	100,000	100,000
Shareholder (became a related party in 2019)	250,000	-
Unamortized debt discount	(9,190)	(6,978)
Total	$620,623	$372,835

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the year ended December 31, 2019 and 2018, the Company recorded $290,186 and $186,832 as compensation expense related to the warrants, respectively.

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

On February 26, 2019, the Company entered into director agreements with each of the Directors of the Company. Pursuant to the agreements, each Director may be compensated with share-based and/or cash-based compensation. The Directors’ compensation for the period January 1, 2019 through December 31, 2019 was $10,000 per quarter per Director to be paid on a date determined by the Board of Directors. In addition, the Directors were able to receive a one-time award of the ability to purchase a particular amount of warrants, as determined by the Board of Directors.

On January 1, 2020, the director agreements were renewed with the same terms. As of December 31, 2019 the Company has accrued $160,000 in relation to the director agreements.

On December 31, 2019, three of the Directors of the Company were awarded share-based compensation for services performed during the service period of January 1, 2019 through December 31, 2019, as a one-time award to each purchase 200,000 warrants (collectively the “Warrants”) with the following terms:

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

•	Duration – The Warrants entitle each Director to purchase the Series B Preferred Stock from the Company after December 31, 2019 and before December 30, 2029.

•	Purchase Price - The purchase price is $1.20 per share of Series B Preferred Stock.

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

The Company issued warrants with respect to 600,000 Series B Preferred Stock, in the aggregate. The Company expensed the fair value of these warrants in the amount of $720,000 for the year ended December 31, 2019.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Accounts payable	$305,679	$128,405
Interest	24,136	43,371
Salaries	386,121	140,950
Other	35,739	4,630
Total	$751,675	$317,356

NOTE 4 – LOANS AND LONG-TERM LOANS

On July 23, 2018, the Company issued promissory notes of $100,000 and $18,000, respectively. The notes carry a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 and 18,000 shares of common stock were issued with the respective notes and will be amortized over the life of the loans which are due January 22, 2020 with a balloon payment. The Company recorded a debt discount of $5,500 and $990 for the fair market value of the shares issued, respectively. During the year ended December 31, 2019, the Company recorded $3,673 and $659 of interest expense related to the amortization of debt discount related to these notes and $12,000 and $2,160 of regular interest, respectively. During the year ended December 31, 2018, the Company recorded $1,616 and $290 of interest expense related to the amortization of debt discount related to these notes and $5,293 and $953 of regular interest, respectively. As of December 31, 2019, the principal balance of these notes was $100,000 and $18,000, the unamortized debt discount was $211 and $40 and accrued interest was $293 and $233, respectively. See note 8 for subsequent amendment.

On January 9, 2019, the Company issued a promissory note of $50,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 50,000 shares of common stock were issued with the note valued at $0.1425 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due July 8, 2020 with a balloon payment. The Company recorded a debt discount of $7,125 for the fair market value of the shares issued. During the year ended December 31, 2019, the Company recorded $4,646 of interest expense related to the amortization of debt discount related to the note and $5,852 of regular interest. As of December 31, 2019, the principal balance of the note was $50,000, the unamortized debt discount was $2,479 and the accrued interest was $352.

On June 12, 2019, the Company issued a promissory note of $25,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 12,500 shares of common stock were issued with the note valued at $0.295 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due June 11, 2021 with a balloon payment. The Company recorded a debt discount of $3,688 for the fair market value of the shares issued. During the year ended December 31, 2019, the Company recorded $1,020 of interest expense related to the amortization of debt discount related to the note and $1,660 of regular interest. As of December 31, 2019, the principal balance of the note was $25,000, the unamortized debt discount was $2,667 and the accrued interest was $160.

On July 22, 2019, the Company issued a promissory note of $250,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. $100,000 of the note will be used by the Company exclusively for the purpose of investing in merchant cash advances. The remaining $150,000 of the note will be used by the Company for its operational activities. Additionally, 250,000 shares of common stock were issued with a fair value of $100,000, recorded as a debt discount, and will be amortized over the life of the note, which is due in monthly payments between eighteen (18) months and twenty-three (23) months from July 22, 2019 based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from July 22, 2019. In addition, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrant was valued at $99,925 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested as of the issue date with an exercise term of three (3) years. At the sole discretion of the lender, an additional $250,000 note may be issued to the Company anytime within nine months after the issue date. The additional note will be subject to the same terms and conditions as the initial note, with 250,000 shares of common stock issued at a 30% discount from the last market closing price per share as of the issue date of the additional note. If an additional $250,000 note is issued, the Company will issue a warrant to purchase an additional 250,000 shares of the Company’s common stock that will be fully vested as of the issue date of the additional note and have an exercise price that is the lesser of $0.25 per share or the market closing price per share on the issue date of the additional note. The exercise term will be three (3) years. During the year ended December 31, 2019, the Company recorded $44,367 of interest expense related to the amortization of debt discount related to the note and $13,315 of regular interest. As of December 31, 2019, the principal balance of the note was $250,000, the unamortized debt discount was $155,558 and the accrued interest was $815.

On October 2, 2019, the Company issued a promissory note for $410,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $389,500 and the lender retained $20,500 as an original issue discount. $155,800 of the note will be used by the Company exclusively for the purpose of investing in merchant cash advances. The remaining $233,700 of the note will be used by the Company for its operational activities. Additionally, 410,000 shares of the Company’s common stock were issued with a fair value of $106,600, recorded as a debt discount, and will be amortized over the life of the notes, which are due in monthly payments between eighteen (18) months and twenty-three (23) months from the date of the note based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the date of the note. In addition, the Company issued warrants to purchase 205,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The warrants are valued at $52,501 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the date on the note with an exercise term of three (3) years. During the year ended December 31, 2019, the Company recorded $22,199 of interest expense related to the amortization of debt discount related to the note and $12,132 of regular interest. As of December 31, 2019, the principal balance of the note was $410,000, the unamortized debt discount was $157,402 and the accrued interest was $530.

On October 16, 2019, the Company issued a promissory note for $140,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $133,000 and the lender retained $7,000 as an original issue discount. $53,200 of the note will be used by the Company exclusively for the purpose of investing in merchant cash advances. The remaining $79,800 of the note will be used by the Company for its operational activities. Additionally, 140,000 shares of the Company’s common stock were issued with a fair value of $34,300, recorded as a debt discount, and will be amortized over the life of the notes, which are due in monthly payments between eighteen (18) months and twenty-three (23) months from the issue date based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the issue date. In addition, the Company issued warrants to purchase 205,000 and 140,000 shares of the Company’s common stock with an exercise price of $0.30 and $0.50 per share, respectively. The warrants are valued at $83,060 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue date with an exercise term of three (3) years. During the year ended December 31, 2019, the Company recorded $12,947 of interest expense related to the amortization of debt discount related to the note and $3,498 of regular interest. As of December 31, 2019, the principal balance of the note was $140,000, the unamortized debt discount was $111,413 and the accrued interest was $0.

On October 31, 2019, the Company issued a promissory note of $200,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $190,000 and the lender retained $10,000 as an original debt discount. $76,000 of the note will be used by the Company exclusively for the purpose of investing in merchant cash advances. The remaining $114,000 of the note will be used by the Company for its operational activities. Additionally, 200,000 shares of the Company’s common stock were issued with a fair value of $58,000, recorded as a debt discount, and will be amortized over the life of the note, which is due in monthly payments between eighteen (18) months and twenty-three (23) months from the issue date based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the issue date. In addition, the Company issued warrants to purchase 200,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The warrants are valued at $57,180 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue dates with an exercise term of three (3) years. During the year ended December 31, 2019, the Company recorded $10,460 of interest expense related to the amortization of debt discount related to the note and $4,000 of regular interest. As of December 31, 2019, the principal balance of the note was $200,000, the unamortized debt discount was $114,720 and the accrued interest was $0.

	December 31, 2019	December 31, 2018
Loan issued July 23, 2018	$18,000	$18,000
Loan issued July 23, 2018	100,000	100,000
Loan issued October 11, 2018	-	250,000
Loan issued January 09, 2019	50,000	-
Loan issued June 12, 2019	25,000	-
Loan issued July 22, 2019	250,000	-
Loan issued October 2, 2019	410,000	-
Loan issued October 16, 2019	140,000	-
Loan issued October 31, 2019	200,000	-
Unamortized debt discount	(544,490)	(25,881)
Total	648,510	342,119
Less: short term loans, net	165,270	-
Total long-term loans, net	$483,240	$342,119

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

On February 2, 2018, the Company entered into a subscription agreement for the sale of 660,000 shares of the Company’s Series C Preferred Stock for $0.25 per share or $165,000. The terms of the agreement require a monthly dividend payment equal to 1% of the amount invested for 18 months from the date of issuance. The Company stopped accruing the dividend payments during the quarter ending September 30, 2019 per the terms of the agreement. For the year ended December 31, 2019 and 2018, the Company recorded $11,550 and $18,150 of dividend expense related to the subscription agreement, respectively.

On May 10, 2018, an individual who is related to a Company Director was retained as a consultant to provide investment advice to the Company for a 90-day period. The consultant was awarded 75,000 shares of common stock at a fair market value of $0.12 per share for $9,000.

On June 14, 2018, the Company issued 100,000 shares of common stock to a related party in connection with a $100,000 promissory note (See Note 2).

On July 23, 2018, the Company issued 118,000 shares of common stock in connection with two promissory notes for a total $118,000 (See Note 4).

On October 11, 2018 the Company issued 250,000 shares of common stock in connection with a $250,000 promissory note (See Note 4).

On October 22, 2018, the Company amended the July 16, 2018 consulting agreement with a service provider to expand the service provider’s services in exchange for $12,500 and 125,000 shares of common stock valued at $0.10 per share, which was the market value on the date of the agreement.

On October 24, 2018, the four directors of the Company were each awarded 85,000 Series B Preferred Shares for a total of 340,000 shares in lieu of an aggregate of $120,000 director fees accrued for the period January 1, 2018 through September 30, 2018.

On October 25, 2017, and as amended on November 2, 2018, the Company amended its Articles of Incorporation to provide for 100,000,000 authorized common shares and 20,000,000 authorized preferred shares. The preferred shares were authorized into three series. Series A Convertible Preferred Shares was designated with one share. Series B Convertible Preferred Shares was designated with 4,999,999 shares. Series C Convertible Preferred Shares was designated with 3,000,000 shares.

On January 9, 2019, the Company issued 50,000 shares of common stock in connection with a $50,000 promissory note (See Note 4).

On February 11, 2019, the Company entered into an agreement with a strategic marketing consultant (the “Marketing Consultant”). On May 31, 2019, in accordance with the agreement, the Marketing Consultant was awarded 26,415 shares of the Company’s common stock at a fair market value of $0.265 per share. On June 5, 2019, the Company entered into a new agreement with the Marketing Consultant. On September 4, 2019, in accordance with the agreement, the Marketing Consultant was awarded 17,500 shares of the Company’s common stock at a fair market value of $0.40 per share. On September 11, 2019, the Company entered into a new agreement with the Marketing Consultant. On December 23, 2019, in accordance with the agreement, the Marketing Consultant was awarded 23,333 shares of the Company’s common stock at a fair market value of $0.30 per share.

On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement for a term of twelve (12) months with an unrelated party to use the party’s leased commercial chocolate product manufacturing facility in exchange for paying the following:

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

On May 8, 2019, the Company entered into an agreement with a strategic investment consultant (the “Investment Consultant”). The Investment Consultant was awarded 100,000 shares of the Company’s common stock at a fair market value of $0.20 per share, for $20,000. Also, in accordance with the agreement, the Company shall at its sole discretion grant a bonus to the Investment Consultant of up to 1,000,000 shares. On October 2, 2019, the Company entered into a new agreement with the Investment Consultant. In accordance with the agreement, the Investment Consultant was awarded a 500,000 shares of the Company’s common stock at a fair market value of $0.26 per share on October 2, 2019. Also, in accordance with the agreement, the Company shall at its sole discretion grant a bonus to the Investment Consultant of up to 500,000 shares. On October 31, 2019, the Investment Consultant was awarded bonus of 250,000 shares of the Company’s common stock at a fair market value of $0.29 per share.

On May 31, 2019, the Company entered into an agreement with a strategic small-cap exposure consultant (the “Exposure Consultant”). The Exposure Consultant was awarded 50,000 shares of the Company’s common stock at a fair market value of $0.265 per share, for $13,250. In addition, the company may extend this agreement for an additional twelve months at the sole discretion of management. Fees for the additional twelve months shall be 200,000 shares of common stock issued in increments of 50,000 shares per quarter.

On June 12, 2019, the Company issued 12,500 shares of common stock in connection with a $25,000 promissory note (See Note 4).

On July 22, 2019, the Company issued 250,000 shares of common stock in connection with a $250,000 promissory note (See Note 4).

On September 9, 2019, the Company entered into an agreement with a production operations consultant (the “Operations Consultant”). On September 17, 2019, in accordance with the agreement, the Operations Consultant was awarded 26,667 shares of the Company’s common stock at a fair market value of $0.24 per share. The contract term is for ninety days. As full compensation for the Services, the Consultant shall be paid a weekly fee of $1,500 payable by the Company to the Operations Consultant at the end of each full week of service. In addition, the Operations Consultant shall receive $6,400 worth of restricted shares of the Company’s common stock (the “Shares”) issued by the Company to the Operations Consultant on the first day of each month of service, starting on the Effective Date, at a 20% discount from the last closing market price of the Shares. On October 9, 2019, in accordance with the agreement, the Operations Consultant was awarded 30,769 shares of the Company’s common stock at a fair market value of $0.21 per share. On November 9, 2019, in accordance with the agreement, the Operations Consultant was awarded 26,677 shares of the Company’s common stock at a fair market value of $0.24 per share. On December 9, 2019, in accordance with the agreement, the Operations Consultant was awarded 33,333 shares of the Company’s common stock at a fair market value of $0.19 per share.

On September 19, 2019, the Company entered into an agreement with a related party strategic advisory consultant (the “Advisory Consultant”). On September 26, 2019, in accordance with the agreement, the Advisory Consultant was awarded 75,000 shares of the Company’s common stock at a fair market value of $0.25 per share.

On October 2, 2019, the Company issued 410,000 shares of common stock in connection with a $410,000 promissory note (See Note 4).

On October 10, 2019, the Company signed a master distribution agreement with CBD Unlimited, Inc., which is a public company and a master distributor, to distribute the Company’s hemp-based chocolate products. The term of this agreement is four years. The agreement includes the issuance of 250,000 shares of the Company’s common stock at the closing market price of $0.26 per share as of the date of the agreement. In the event that this agreement is terminated by FIFG within twelve months of signing of this agreement, a claw back provision can be invoked by FIFG whereby the Shares shall be returned to FIFG. Additionally, FIFG shall pay the distributor a commission for its services hereunder amounting to applicable percentage of the sales price of any sales or sales contract with a customer.

On October 16, 2019, the Company issued 140,000 shares of common stock in connection with a $140,000 promissory note (see note 4).

On October 31, 2019, the Company issued 200,000 shares of common stock in connection with a $200,000 promissory note (see note 4).

On December 13, 2019, the Company amended the promissory note that it had issued on June 14, 2018. In accordance with the amendment agreement, the Company issued 25,000 shares of the Company’s common stock at a fair value of $0.21 per share.

Warrant Activity

Common Stock Warrants

On July 16, 2018, the Company entered into a consulting agreement with a service provider that contains the following terms:

•

375,000 warrants were awarded as of the date of the agreement and will vest ratably over the next 12 months from the date of the agreement. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.078; fair market value of underlying stock of $0.08; expected term of 3 years; risk free rate of 2.67%; volatility of 417.39%; and dividend yield of 0%. The total fair value of these warrants is $30,000 and will be expensed ratably over a period of 12 months. For the years ended December 31, 2019 and 2018, the Company recorded an expense of $16,192 and $13,808, respectively, in relation to these warrants. As of December 31, 2019, a total of 343,750 warrants had vested and 31,250 were exercised. As of December 31, 2018, a total of 171,875 warrants had vested and 31,250 were exercised.

•

5% equity ownership in the Company’s Holy Cacao subsidiary was to be awarded immediately upon the successful launch of the Holy Cacao product line and the sale of the first production run of Holy Cacao product. This occurred in 2019 and they now hold a 5% equity interest in Holy Cacao.

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

On February 5, 2019, the Company signed a Consulting Agreement for a six (6) month term with a consultant to run the day-to-day manufacturing, packaging and distribution of the Company’s chocolate product line. The Consulting Agreement has a $7,000 monthly fee. In addition, the Company issued a warrant to the Consultant to purchase 60,000 shares of the Company’s common stock at the closing market price of $0.30 on February 5, 2019 with a term of three (3) years. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.30; fair market value of underlying stock of $0.30; expected term of 3 years; risk free rate of 2.50%; volatility of 388.56%; and dividend yield of 0%. The total fair value of these warrants is $17,988 and was expensed at issuance. The six-month Consulting Agreement ended on August 5, 2019 and was extended on a monthly basis through December 5, 2019, after which time the consultant was retained by R and W Financial. The consultant continues to provide services to the Company through the November 21, 2019 agreement between the Company and R and W Financial.

On February 5, 2019, the Company signed an Employment Agreement for a term of three years beginning when the prospective employee, who was retained as a consultant to perform services described in the preceding paragraph, obtains his permanent United States visa. The Employment Agreement has a $7,000 monthly salary. In addition, the Company would issue a warrant to the prospective employee to purchase 300,000 shares of the Company’s common stock with a term of three (3) years. In addition, the employee would receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Each of the warrants would be exercisable within a three-year period from the date of issue. If the employee fails to obtain his visa and become an employee of the Company, all granted warrants must be given back to the Company. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. As of December 31, 2019, no warrants have been expensed because the employment period has not commenced.

On July 22, 2019, the Company issued a promissory note of $250,000 (see Note 4). In connection with this note the Company issued a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrant was valued at $99,925 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested and was fully expensed as of the issue date with an exercise term of three (3) years.

On October 2, 2019, the Company issued a promissory note for $410,000 (see Note 4). In connection with this note the Company issued warrants to purchase 205,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The warrant was valued at $52,501 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested and was fully expensed as of the issue date with an exercise term of three (3) years.

On October 16, 2019, the Company issued a promissory note for $140,000 (see Note 4). In connection with this note the Company issued warrants to purchase 205,000 and 140,000 shares of the Company’s common stock with an exercise price of $0.30 and $0.50 per share, respectively. The warrants were valued at $83,060 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue date with an exercise term of three (3) years.

On October 31, 2019, the Company issued a promissory note of $200,000 (see Note 4). In connection with this note the Company issued warrants to purchase 200,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The warrants are valued at $57,180 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue date with an exercise term of three (3) years.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2017	100,000	$1.45
Granted	375,000	0.08
Exercised	(31,250)	0.08
Forfeited or cancelled	(100,000)	-
Outstanding, December 31, 2018	343,750	0.08
Granted	1,060,000	0.31
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2019	1,403,750	$0.26

As of December 31, 2019, 1,403,750 warrants for common stock were exercisable and the intrinsic value of these warrants was $55,688. As of December 31, 2019, there is no remaining expense and the weighted average remaining contractual life was 2.41 years for warrants outstanding.

As of December 31, 2018, 171,875 warrants for common stock were exercisable and the intrinsic value of these warrants was $7,219. As of December 31, 2018, the weighted average remaining contractual life was 2.54 years for warrants outstanding and the remaining expense is approximately $16,192 over the remaining amortization period which is 6.5 months.

Preferred Stock Warrants

On December 26, 2017, the Company amended its employment agreement with its CFO and Director (see Note 2) and issued warrants to purchase 125,000 shares of Series B Preferred Stock as compensation expense for each of the years ended December 31, 2017 and 2018. The warrants have an exercise price of $0.51 per share. The warrants associated with compensation in 2017 were fully vested as of December 31, 2017. The warrants associated with compensation in 2018 vested monthly from January 1, 2018 through December 31, 2018. The warrants are exercisable from January 1, 2018 through December 31, 2024. The Company expensed the fair value of these warrants in the amount of $63,725 during the year ended December 31, 2017 and $63,725 during the year ended December 31, 2018.

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

On May 10, 2018, the Company issued warrants to purchase 1,280,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for services to be performed for the period May 10, 2018 through December 31, 2020. The warrants have an exercise price of $0.60, vest over a 32-month period starting May 10, 2018 through December 31, 2020, and are exercisable from January 1, 2019 through December 31, 2027. As of December 31, 2019, there were 800,000 Series B Preferred Stock warrants exercisable. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the year ended December 31, 2019 and 2018, the Company recorded $290,186 and $186,832, respectively, as compensation expense related to the warrants.

On December 26, 2018, the Company issued its CFO and Director warrants to purchase 400,000 shares of Series B Preferred Stock in lieu of $200,000 of deferred salary (see Note 2). The warrants have an exercise price of $0.525 per share, are fully vested at issuance, and are exercisable from December 26, 2018 through December 25, 2028. The fair value of these warrants was $210,000 and the additional $10,000 over the deferred salary amount was recorded as compensation expense during the year ended December 31, 2018.

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

On December 30, 2019, the Company issued warrants to purchase 600,000 shares of Series B Preferred Stock, in the aggregate, to three members of its Board of Directors as compensation expense for additional services performed during the year ended December 31, 2019. The warrants have an exercise price of $1.20 per share, are fully vested at issuance, and are exercisable from December 31, 2019 through December 30, 2029. The Company expensed the fair value of these warrants in the amount of $720,000 during the year ended December 31, 2019.

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2017	690,000	$0.51
Granted	2,680,000	0.58
Outstanding, December 31, 2018	3,370,000	0.57
Granted	600,000	1.20
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2019	3,970,000	$0.67

As of December 31, 2019, 3,490,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $1,826,100. As of December 31, 2019, the weighted average remaining contractual life was 8.14 years for warrants outstanding and the remaining expense is $290,981 over the remaining amortization period which is 1 year.

As of December 31, 2018, 2,410,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $92,100. As of December 31, 2018, the weighted average remaining contractual life was 8.80 years for warrants outstanding and the remaining expense is $581,168 over the remaining amortization period which is 2 years.

NOTE 6 - COMMITMENTS

On August 14, 2019, the Company entered into an agreement with a CFN Media. In consideration for the services and deliverables provided by CFN Media, the Company will make three (3) cash payments to CFN Media totaling $30,000. Payments will be made in accordance with the following staged schedule:

“Stage 1” - $10,000 due upon the signing of the agreement for the Stage 1 services and deliverables: the interview, lead generation system and two (2) articles, including syndication, distribution and placement. This payment has been made.

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

NOTE 7 – CONCENTRATION RISKS

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

As of December 31, 2019, the Company’s receivables from merchant cash advances included $713,124 from two merchants ($179,853 and $533,271), representing 90.94% of the Company’s merchant cash advances. The Company earned $130,243 of MCA income from one merchant, representing 44.2% of the Company’s MCA income for the twelve months ended December 31, 2019.

As of December 31, 2018, the Company’s receivables from merchant cash advances included $232,484 from two merchants ($141,539 and $90,945), representing 41% of the Company’s merchant cash advances.

The Company did not earn revenues from any one merchant that were greater than or equal to 10% of the total revenues for the years ended December 31, 2019 and 2018.

As of December 31, 2019, the Company’s accounts receivable had a concentration of 97% from one customer. The concentration of the Company’s accounts receivable creates a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of outstanding accounts receivable balances.

For the year ended December 31, 2019, there was no accounts payable concentration other than amounts owed to related parties which makes up 61% of the balance as of December 31, 2019. For the year ended December 31, 2018, the Company’s accounts payable had a concentration of 32%, 15%, 10% and 10% from four vendors.

For the year ended December 31, 2019, the Company had purchase concentrations of 34%, 26%, 15% and 12% from four vendors. There was no purchase concentration for the year ended December 31, 2018.

NOTE 8 – SUBSEQUENT EVENTS

On January 10, 2020, the Company issued a promissory note of $60,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 60,000 shares of common stock were issued with the note valued at $0.2782 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due July 10, 2021 with a balloon payment.

On January 14, 2020, the Company entered into an agreement with a Sales Consultant to further the business purpose of the Company. In consideration for the services provided by the Consultant, the Consultant shall be paid a fee of ten percent (10%) of each of the Consultant’s sales of the Company’s product.

On January 21, 2020, the Company amended the $100,000 promissory note that it had issued on July 23, 2018. The Company paid back $50,000 of the note and extended the remaining $50,000 for an additional six months. In accordance with the amendment agreement, the Company issued 50,000 shares of the Company’s common stock at a fair value of $0.24 per share which is the market value on the date of the amendment and will be amortized over the remaining life of the note.

On January 23, 2020, the Company amended the $18,000 promissory note that it had issued on July 23, 2018. The term of the note was extended for an additional twelve months. In accordance with the amendment agreement, the Company issued 18,000 shares of the Company’s common stock at a fair value of $0.24 per share, which is the market value on the date of the amendment and will be amortized over the remaining life of the note.

On January 28, 2020, the Company amended the November 21, 2019 agreement with R and W Financial, an entity owned by a Company director. In accordance with the amendment agreement, effective January 1, 2020, R and W Financial will receive $8,500 per month for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 10 days written notice to the other.

On January 29, 2020, the Company issued a promissory note of $96,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $91,200 and the lender retained $4,800 as an original debt discount. $36,480 of the note will be used by the Company exclusively for the purpose of investing in merchant cash advances. The remaining $54,720 of the note will be used by the Company for its operational activities. Additionally, 96,000 shares of the Company’s common stock were issued with a fair value of $21,120, recorded as a debt discount, and will be amortized over the life of the note, which is due in monthly payments between eighteen (18) months and twenty-three (23) months from the issue date based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the issue date. In addition, the Company issued warrants to purchase 96,000 shares of the Company’s common stock with an exercise price of $0.22 per share. The warrants are valued at $20,717 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue dates with an exercise term of three (3) years.

On March 1, 2020, the Company received worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”) and entered into a one-year agreement to maintain the certification for $4,500 payable in four equal quarterly installments. On March 9, 2020 the Company entered into one-year agreement with Tartikov Beth Din (“BD”) to allow BD to supervise the products produced by the Company in accordance with OU certification standards for $4,800 payable in equal monthly installments.

On March 6, 2020, the Company entered into a six-month agreement with a strategic investment consultant (the “Investment Consultant”). The Investment Consultant was awarded 400,000 shares of the Company’s common stock at a fair market value of $0.24 per share, for $96,000.

On March 13, 2020, the Company amended the promissory note to Mayer Weiss to extend the due date to June 13, 2020. In accordance with the amendment agreement, the Company issued 25,000 shares of the Company’s common stock at a fair value of $0.20 per share.

On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary. The warrants have an exercise price of $0.75 per share, are fully vested at issuance, and are exercisable from March 18, 2020 through March 17, 2030. The fair value of these warrants was $375,000. As a result of this issuance, the price protection clause on the director’s warrants issued on December 31, 2019 was triggered resulting in the warrants being reset, which will result in a deemed dividend in the first quarter of 2020. The amount of the deemed dividend is zero dollars.

In December 2019, a novel strain of coronavirus (Item 5-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including, inventories and merchant cash advance receivables.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As further discussed below, we have identified material weaknesses in the effectiveness, design and operation of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

As of December 31, 2019, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of March 23, 2020, our Board of Directors consisted of four members. Each director holds office until his successor is duly elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed

Harold Kestenbaum	70	Interim Chief Executive Officer and Chairman of the Board of Directors	2017
Mark J. Keeley	57	Chief Financial Officer and Director	2017
Abraham Rosenblum	40	Secretary and Director	2016
Hershel Weiss	46	Director	2016

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

He has served as a Director of numerous nationally and internationally known franchisors. He has been practicing franchise law since 1981. He was with Gordon & Rees, a San Francisco based national law firm, from September 2011 to June 2014. On May 1, 2019, he merged his practice with the Philadelphia based law firm, Spadea and Lignana and is a partner in that firm.

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

Employment Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. The Chairman of the Board and Interim CEO was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 5). For the year ended December 31, 2019 and 2018, Mr. Kestenbaum earned $40,000, respectively, that was classified as director fees in the Company’s year-end financial statements.

The Company and Mr. Keeley entered into an Employment Agreement, dated March 1, 2017. Pursuant to the Employment Agreement, Mr. Keeley agreed to the appointment above and will perform the roles typical of a Chief Financial Officer in the food service industry. In consideration for the above services, Mr. Keeley shall receive (i) 750,000 shares of fully vested common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. On October 25, 2017, Mark J. Keeley was appointed to be a director of the Company by the Board of Directors of the Company. On December 26, 2017, his employment agreement was amended, and he agreed to reduce the annual salary from February 1, 2017 through January 31, 2019 from $250,000 to $150,000, which will revert back to the original amount of $20,833 per month starting February 1, 2019. Cash-based compensation will be deferred until such time as the Company realizes $1,000,000 through any combination of a debt transaction, an equity transaction, or total retained earnings generated from annual net profit. In addition, Mr. Keeley was awarded 250,000 warrants of which 125,000 was consideration earned with respect to the year ended December 31, 2017 reduction in salary and 125,000 is consideration earned for the reduction in salary from January 1, 2018 through January 31, 2019. On December 26, 2018, Mr. Keeley agreed to forgive $200,000 of his deferred salary in exchange for 400,000 warrants to purchase Series B Preferred Shares.

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

Board Meetings; Annual Meeting Attendance

In 2019, the Board of Directors held 24 meetings to discuss operations and various management issues. 100% of the Directors attended the meetings.

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

Shareholder Communications

The Company does not have a process for security holders to send communications to the board of directors due to the fact that minimal securities are publicly traded.

Code of Conduct and Ethics

We have not adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our officers. We anticipate that we will adopt a code of ethics once we are in a position to do so.

Item 11. Executive Compensation.

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. The Chairman of the Board and Interim CEO was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 5). As of December 31, 2019, the Company has accrued a total of $40,000 in relation to 2017 compensation earned under the consulting agreement.

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to the Employment Agreement, the CFO shall receive (i) 750,000 shares of common stock of the Company, and (ii) $20,833 per month, which shall be deferred until the Company raises at least $1,500,000 in financing. The 750,000 shares of common stock are fully vested and valued at $1,687,500, representing a fair market value of $2.25 per share based on the closing price on the day of trading. On December 26, 2017, the CFO amended his employment agreement and agreed to reduce the annual salary from $250,000 to $150,000 for the period from February 1, 2017 through January 31, 2019, and then revert back to the original amount of $250,000 annually starting February 1, 2019 through the remainder of his employment. The CFO’s salary was deferred until the Company raised at least $1,000,000 in financing. This raise has been achieved and the CFO’s salary is now being accrued. This agreement has since been amended, where Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. Mr. Keeley was awarded 85,000 and 33,333 shares of Series B Preferred Stock on October 24, 2018 and December 17, 2018, respectively, for a total of 118,333 shares in lieu of $40,000 Director compensation accrued for the period January 1, 2018 through December 31, 2018 (see Note 5). As of December 31, 2019 and 2018, the Company has accrued $329,167 and $87,500, respectively, in relation to the employment agreements and $16,953 and $13,449, respectively, in relation to the payroll tax liability.

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

Director’s Compensation

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

The Company issued Warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate, in relation to the Warrant Agreements. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the year ended December 31, 2019 and 2018, the Company recorded $290,186 and $186,832 as compensation expense related to the warrants, respectively.

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

On January 1, 2020, the director agreements were renewed with the same terms. As of December 31, 2019 the Company has accrued $160,000 in relation to the director agreements.

On December 30, 2019, three of the Directors of the Company were awarded share-based compensation for services performed during the service period of January 1, 2019 through December 31, 2019, as a one-time award to each purchase 200,000 warrants (collectively the “Warrants”) with the following terms:

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

•	Duration – The Warrants entitle each Director to purchase the Series B Preferred Stock from the Company after December 31, 2019 and before December 30, 2029.

•	Purchase Price - The purchase price is $1.20 per share of Series B Preferred Stock.

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

The Company issued warrants with respect to 600,000 Series B Preferred Stock, in the aggregate. The Company expensed the fair value of these warrants in the amount of $720,000 for the year ended December 31, 2019.

Related Party Transactions

Related party transactions are detailed in Note 2 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table sets out the compensation received for the years ended December 31, 2019 and 2018 with respect to each of the individuals who served as the Company’s principal executive officer and principal financial officer at any time during the last fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Mark J.	2019	$241,667	$-	$-	$-	$-	$-	$-	$241,667
Keeley	2018	$(1)150,000	$-	$-	$-	$-	$-	$-	$150,000

 _____________

(1) On December 26, 2018, the Company issued the CFO and Director warrants to purchase 400,000 shares of Series B Preferred Stock in lieu of $200,000 of deferred salary. All remaining salary due was accrued. No cash was issued.

Equity Compensation Plan Information - Employment Agreements

Equity compensation issued in employment agreements in place on December 31, 2019 and 2018 are detailed in Note 2 in the Notes to the Financial Statements included elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

A summary of the Company’s outstanding warrant awards at fiscal year end is as follows:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)
Mark J. Keeley	1,300,000	150,000	0.51 – 1.20	Various	-	-
Abraham Rosenblum	1,050,000	150,000	0.51 – 1.20	Various	-	-
Hershel Weiss	1,050,000	150,000	0.51 – 1.20	Various	-	-
Harold Kestenbaum	90,000	30,000	0.51 – 1.20	Various	-	-

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the years ended December 31, 2019 and 2018.

DIRECTORS COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Abraham Rosenblum	2019	$40,000	$-	$240,000	$-	$-	$-	$280,000
	2018	$-	$(1)40,000	$480,000	$-	$-	$-	$520,000

Hershel Weiss	2019	$40,000	$-	$240,000	$-	$-	$-	$280,000
	2018	$-	$(1)40,000	$480,000	$-	$-	$-	$520,000

Mark J. Keeley	2019	$40,000	$-	$240,000	$-	$-	$-	$280,000
	2018	$-	$(1)40,000	$360,000	$-	$-	$-	$400,000

Harold Kestenbaum	2019	$40,000	$-	$-	$-	$-	$-	$40,000
	2018	$-	$(1)40,000	$48,000	$-	$-	$-	$88,000

(1) In the year ended December 31, 2018, the Company issued the Directors 473,332 shares of Series B Preferred Stock in lieu of each Directors $40,000 salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 23, 2020, the Company had 20,962,771 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 23, 2020 by each person who is known to have beneficial ownership of more than 5% of any class of First Foods voting securities, and by each executive officer and director and the directors and executive officers of the Company as a group:

Title of Class	Name of Beneficial Owner (1)	Amount of Shares	Percent of Class (2)

Common Stock	Rosenweiss Capital LLC (4)	8,000,000	38	%(3)

Common Stock	Hershel Weiss	6,091,665	23	%(5)

Common Stock	Abraham Rosenblum	6,091,665	23	%(5)

Common Stock	Harold Kestenbaum	1,841,665	8	%(6)

Common Stock	Mark J. Keeley	10,591,665	34	%(7)

Common Stock	Officers and Directors as a group (4 people)	24,616,660	56%

_____________

(1)	In care of First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014

(2)	Calculated from the total of outstanding shares of common stock and common stock equivalents as of March 23, 2020.

(3)	Rosenweiss Capital LLC also owns a Series A Preferred Share with fifty percent (50%) voting rights.

(4)	Rosenweiss Capital LLC is owned by Abraham Rosenblum and Hershel Weiss.

(5)

Does not include the shares owned by Rosenweiss Capital LLC. Does include 591,665 Series B Convertible Preferred Shares and 5,500,000 Series B Convertible Preferred Share Warrants for each beneficial owner.

(6)	Includes 591,665 Series B Convertible Preferred Shares and 500,000 Series B Convertible Preferred Share Warrants.

(7)	Includes 591,665 Series B Convertible Preferred Shares and 9,250,000 Series B Convertible Preferred Share Warrants.

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

Security Ownership of Certain Beneficial Owners

As of March 23, 2020, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who are not listed in the above referenced tables.

Change in Control Arrangements

As of March 23, 2020, there are no arrangements that would result in a change in control of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the years ended December 31, 2019 and 2018 for professional services rendered by Friedman LLP for the 2019 and 2018 reviews and the December 31, 2019 and 2018 audits:

Accounting Fees and Services

	2019	2018
Audit Fees	$72,150	$65,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$72,150	$65,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Amendment to Articles of Incorporation of the Registrant (1) for Preferred Stock Designations
3.2	By-laws of the Registrant (1)
3.3	Compensatory Arrangements of Directors (2)
3.4	Master Distribution Agreement with CBD Unlimited, Inc.
3.5	Consulting and Warrant Agreement with JC Holdings LLC
3.6	Consulting Agreement and Amendment with R and W Financial
10.1	Consulting Agreement, dated February 27, 2017, by and between First Foods Group, Inc. and Harold Kestenbaum (3)
10.2	Employment Agreement, dated March 1, 2017, by and between First Foods Group, Inc. and Mark J. Keeley (4)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxyley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer purusant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.
(2)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on January 2, 2018, and incorporated herein by reference.
(3)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 2, 2017, and incorporated herein by reference.
(4)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 7, 2017, and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2020	By:	/s/ Harold Kestenbaum
	Name:	Harold Kestenbaum
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: March 25, 2020
Harold Kestenbaum,
Chairman of the Board,
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: March 25, 2020
Mark J. Keeley,
Chief Financial Officer, Director

By:	/s/ Hershel Weiss	Dated: March 25, 2020
Hershel Weiss,
Director

By:	/s/ Abraham Rosenblum	Dated: March 25, 2020
Abraham Rosenblum,
Director

