Form 10-Q
period 2020-03-31
First Foods Group, Inc.
filed 2020-05-13
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2020

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
None

As of May 8, 2020, the number of shares outstanding of the registrant’s class of common stock was 21,212,771, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$20,645	$24,353
Accounts receivable, net	13,487	13,487
Inventory, net	21,094	10,556
Merchant cash advances, net of allowance $488,199 and $97,495, respectively	281,931	877,457
Prepaid expenses and other current assets	86,321	56,935
Deferred merchant advance commissions	3,766	15,290
TOTAL CURRENT ASSETS	427,244	998,078

Equipment, net	151,706	-
TOTAL ASSETS	$578,950	$998,078

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$688,444	$751,675
Deferred revenue	173,399	193,163
Loans, net	106,076	165,270
Related party loans, net	625,290	620,623
TOTAL CURRENT LIABILITIES	1,593,209	1,730,731

Loans, net - long term	660,933	483,240
TOTAL LIABILITIES	2,254,142	2,213,971

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share
authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value,
4,999,999 shares authorized, 473,332 issued and outstanding ($160,000 liquidation preference)	473	473
Series C convertible preferred stock: $0.001 par value,
3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value,100,000,000 shares
authorized, 20,962,771 and 20,313,771 shares
issued and outstanding, respectively	20,963	20,314
Additional paid-in capital	9,739,546	9,116,998
Accumulated deficit	(11,362,407)	(10,293,260)
Total First Foods Group, Inc. Deficit	(1,600,765)	(1,154,815)

Noncontrolling interests	(74,427)	(61,078)
Total deficit	(1,675,192)	(1,215,893)
TOTAL LIABILITIES AND DEFICIT	$578,950	$998,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

REVENUES
Product sales, net	$3,605	$-
Merchant cash advance income, net	93,369	114,837
Total Revenues	96,974	114,837

OPERATING EXPENSES
Cost of product sales	748	-
Professional fees	12,431	29,232
General and administrative	609,886	398,908
Provision for merchant cash advances	403,032	28,338
Total Operating Expenses	1,026,097	456,478

LOSS FROM OPERATIONS	(929,123)	(341,641)

OTHER EXPENSE
Interest expense	(153,373)	(24,950)

Loss before income taxes	(1,082,496)	(366,591)

Provision for income taxes	-	-

NET LOSS	(1,082,496)	(366,591)

Non-controlling interest share of loss	13,349	7,047
Dividends on preferred stock	-	(4,950)

Net loss attributed to shareholders of First Foods Group, Inc.	$(1,069,147)	$(364,494)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.05)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	20,606,463	17,822,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group, Inc.	Non- controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	deficit	interests	deficit

Balance at December 31, 2019	1,133,333	$1,133	20,313,771	$20,314	$9,116,998	$(10,293,260)	$(1,154,815)	$(61,078)	$(1,215,893)

Common stock issued to consultants for services	-	-	400,000	400	95,600	-	96,000	-	96,000
Common stock issued for related party loan	-	-	25,000	25	4,975	-	5,000	-	5,000
Common stock issued with loans payable	-	-	224,000	224	53,908	-	54,132	-	54,132
Warrants issued for director services	-	-	-	-	197,348	-	197,348	-	197,348
Warrants issued with loan payable	-	-	-	-	20,717	-	20,717	-	20,717
Warrants issued in lieu of deferred compensation	-	-	-	-	250,000	-	250,000	-	250,000
Net loss	-	-	-	-	-	(1,069,147)	(1,069,147)	(13,349)	(1,082,496)
Balance at March 31, 2020	1,133,333	$1,133	20,962,771	$20,963	$9,739,546	$(11,362,407)	$(1,600,765)	$(74,427)	$(1,675,192)

Balance at December 31, 2018	1,133,333	$1,133	17,709,087	$17,709	$7,081,559	$(7,637,029)	$(536,628)	$8,382	$(528,246)

Common stock issued to consultants for services	-	-	7,500	8	1,492	-	1,500	-	1,500
Warrants issued for director services	-	-	-	-	71,553	-	71,553	-	71,553
Warrants issued for consultant services	-	-	-	-	25,385	-	25,385	-	25,385
Common stock issued for services	-	-	100,000	100	29,900	-	30,000	-	30,000
Common stock issued for loans payable	-	-	50,000	50	7,075	-	7,125	-	7,125
Dividend on preferred stock	-	-	-	-	(4,950)	-	(4,950)	-	(4,950)
Net loss	-	-	-	-	-	(359,544)	(359,544)	(7,047)	(366,591)
Balance at March 31, 2019	1,133,333	$1,133	17,866,587	$17,867	$7,212,014	$(7,996,573)	$(765,559)	$1,335	$(764,224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,082,496)	$(366,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-employee stock based compensation	96,000	56,885
Employee stock based compensation	197,348	71,553
Amortization of debt discount	101,815	8,046
Depreciation expense	4,899	-
Change in merchant allowance	390,704	-
Provision for merchant cash advances	403,032	28,338
Changes in operating assets and liabilities:
Inventory	(10,538)	-
Merchant cash advances	(198,210)	142,896
Deferred merchant advance commissions	11,524	20,658
Prepaid expenses and other current assets	(29,386)	(27,688)
Accounts payable and accrued liabilities	186,769	96,592
Deferred revenue	(19,764)	(55,886)
Net cash provided by (used in) operating activities	51,697	(25,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(156,605)	-
Net cash used in investing activities	(156,605)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	151,200	50,000
Repayment of loans	(50,000)	-
Net cash provided by financing activities	101,200	50,000

NET (DECREASE) INCREASE IN CASH	(3,708)	24,803
CASH AT BEGINNING OF PERIOD	24,353	30,426
CASH AT END OF PERIOD	$20,645	$55,229

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with related party loans	$5,000	$-
Common stock issued with loans	$54,132	$7,125
Warrants issued with loans	$20,717	$-
Warrants issued in lieu of deferred compensation	$250,000	$-

CASH PAID FOR:
Interest	$41,310	$27,966
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the “Company” or “First Foods”) is a smaller reporting company focused on developing its specialty chocolate product line and participating in merchant cash advances (“MCA”) through its 1st Foods Funding Division. First Foods continues to pursue new foodservice brands and menu concepts.

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” On November 26, 2019, the USPTO approved Holy Cacao’s trademark brand, “Purely Irresistible.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Southeast Edibles” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product line and sell it to manufacturing and wholesaling companies. On October 10, 2019, the Company signed a master distribution agreement with CBD Unlimited, Inc, which is a public company and a master distributor, to distribute the Company’s hemp-based chocolate products. On March 1, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On March 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of March 31, 2020, the Company had approximately $106,000 in third-party short term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In December 2019, a novel strain of coronavirus surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations and cash flows as of March 31, 2020 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be materially affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of March 31, 2020 and through the filing date of the financial statements, the Company has continued to collect receivables from its cash advances but has experienced an increase in payment delinquencies and has had two customers renegotiate the terms of their cash advance due to COVID-19.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s annual consolidated financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 25, 2020.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2020 may not be indicative of results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At March 31, 2020, the Company reserved an amount equal to 63% of the outstanding merchant cash advance balance at period end based on the potential impact of Covid 19. In addition, during the three months ended March 31, 2020 the Company wrote off eleven (11) merchant advances for a total of $12,328. These expenses are included in provision for merchant cash advances expense on the accompanying unaudited condensed consolidated statements of operations.

Revenue Recognition

We completed, related to our merchant cash advance business line, our assessment of the impact of ASC 606 and determined that we recognize revenue in accordance with ASC 860, Transfers and Servicing, which is explicitly excluded from the scope of ASC 606. We participate in the servicing of merchant cash advances that have been provided to third parties, which in accordance with ASC 860, causes us to recognize merchant cash advance (“MCA”) income. We also have product sales from our Holy Cacao division that follow ASC 606.

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

When a merchant cash advance is purchased, the Company records a merchant cash advance participation receivable for the purchase price. The purchase price consists of the merchant cash advance principal plus an up-front commission that is amortized over the term of the merchant cash advance. The amount of the commission is negotiated between the Company and TIER for each contract. The standard commission is 15% of the merchant cash advance principal but can be reduced depending upon the credit worthiness of the merchant. The average commission paid by the Company since inception has been approximately 7%. If a merchant cash advance contract is signed in one period, but not paid until a subsequent period, a corresponding liability is established in the current period.

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

For each merchant cash advance entered into by the Company, TIER receives a daily payment as payments are made on the advance, for each merchant cash advance TIER has purchased on behalf of the Company from various merchant cash advance providers. The Company reduces its merchant cash advance balance by the cash received, which is net of a 2% commission to TIER.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the term of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of March 31, 2020, the Company had no allowance for doubtful accounts.

Inventory

Inventory, consisting of raw materials, work in process and products available for sale, are accounted for using the first-in, first-out method, and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns. The Company has no allowance for inventory reserves.

Inventory consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Raw Materials	$11,228	$2,854
Work in Process	1,273	5,410
Finished Goods	8,593	2,292
Total	$21,094	$10,556

Equipment

Equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheets and any resulting gain or loss is reflected in the unaudited condensed consolidated statements of operations and members’ deficit in the period realized.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Equipment	5 years

Impairment of Long-Lived Assets

Long-lived assets are comprised of equipment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the three months ended March 31, 2020 and 2019.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the three months ended March 31, 2020 and 2019, were approximately $4,500 and $70,000, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2020 and December 31, 2019, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of March 31, 2020 and 2019 because their effect would be antidilutive.

The Company had 1,499,750 and 403,750 warrants to purchase common stock outstanding at March 31, 2020 and 2019, respectively. The Company had 4,470,000 and 3,370,000 warrants to purchase Series B preferred stock outstanding at March 31, 2020 and 2019, respectively. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock. Additionally, the Company has 473,332 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 2,366,660 and 660,000 shares of common stock at March 31, 2020 and 2019, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, were approximately $15,300 and $10,700, respectively.

Non-Controlling Interests in Condensed Consolidated Financial Statements

In June 2011, the FASB issued ASC 810-10-65-1, to clarify that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the condensed consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the unaudited condensed consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into a subscription agreement for the sale of a ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. During the year ended December 31, 2019, 5% equity was issued to a service provider due to the completion of Holy Cacao’s first sale of its product, as per the agreement with the service provider. The Company’s periodic reporting now includes the results of operations of Holy Cacao, with the fifteen-percent ownership reported as noncontrolling interests. The cost of goods sold and operating expense for Holy Cacao for the three months ended March 31, 2020 was $748 and $93,482, respectively. There was $3,605 of revenue for Holy Cacao for the three months ended March 31, 2020.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, ”Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, ”Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary (see Note 6). As of March 31, 2020 and December 31, 2019, the Company has accrued $141,667 and $329,167, respectively, in relation to the employment agreements and $17,860 and $16,953, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors (“Chairman”) and Interim Chief Executive Officer (“Interim CEO”). His consulting agreement expired on February 26, 2020 and his January 1, 2020 Board of Director agreement was amended on May 6, 2020 to provide for his continued role as Chairman and Interim CEO. Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. As of March 31, 2020, the Company has accrued a total of $40,000 in relation to compensation earned under the consulting agreement.

On January 30, 2019, the Company entered into a consulting agreement with R and W Financial, an entity owned by a Company director, to assist with the growth of the Company. R and W Financial will receive $5,000 per month for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 30 days written notice to the other. On November 21, 2019, the Company entered into an additional consulting agreement with R and W Financial to assist with the growth of the Company. R and W Financial will receive $7,000 per month for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 10 days written notice to the other. On January 28, 2020, the Company amended the November 21, 2019 agreement with R and W Financial. In accordance with the amendment agreement, effective January 1, 2020, R and W Financial will receive $4,250 every two weeks for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 10 days written notice to the other. The outstanding balance as of March 31, 2020 was $37,713.

Related Party Loans

On October 17, 2017, Obvia LLC, of which the Company’s Chief Financial Officer, who is also a director and a shareholder of the Company, is a 50% owner, provided a loan to the Company’s Funding Division in the amount of $100,000 bearing an interest rate of the US Prime Federal Funds Rate +1%, which was amended to 12% per annum. The note is not secured and matures on April 30, 2020. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $2,992 and $1,724, respectively. As of March 31, 2020 and December 31, 2019, the principal balance of this loan was $100,000 and the accrued interest was $17,026 and $14,034, respectively.

On April 26, 2018, R and W Financial, an entity owned by a Company director, provided an unsecured, non-interest bearing loan in the amount of $179,813 which matures on April 25, 2020. This loan has been extended until April 25, 2021. As of March 31, 2020 and December 31, 2019, the principal balance of this loan was $179,813.

On June 14, 2018, the Company issued a promissory note of $100,000 to Mayer Weiss, an immediate family member of a Company director. The note carries a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 shares of common stock were issued with the note and are being amortized over the life of the loan which was initially due December 13, 2019. An additional 25,000 shares were issued with an amendment extending the maturity date to March 13, 2020 and are being amortized over the life of the loan. On March 13, 2020, the Company extended the due date to June 13, 2020 and issued 25,000 shares of the Company’s common stock at a fair value of $0.20 per share. The Company recorded a total debt discount of $5,000 for the fair market value of the shares issued. During the three months ended March 31, 2020 and 2019, the Company recorded $5,508 and $1,810 of interest expense related to the amortization of debt discount, respectively, and $2,992 and $2,959 of regular interest, respectively. As of March 31, 2020 and December 31, 2019, the principal balance of this loan was $100,000 and the accrued interest was $9,041 and $6,049, respectively.

On October 11, 2018, the Company issued a promissory note of $250,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 250,000 shares of common stock were issued with the note valued at $0.10 per share, which is the market value on the date of the agreement and will be amortized over the life of the loan which is due April 10, 2020 with a balloon payment. The Company recorded a debt discount of $25,000 for the fair market value of the shares issued. During the three months ended March 31, 2020 and 2019, the Company recorded $4,159 and $4,113 of interest expense related to the amortization of debt discount, respectively, and $7,479 and $7,397 of regular interest, respectively. As of March 31, 2020 and December 31, 2019, the principal balance of the note was $250,000 and the accrued interest was $1,637 and $1,658, respectively.

All of the above transactions were approved by disinterested directors.

	March 31, 2020	December 31, 2019
Obvia LLC	$100,000	$100,000
R & W Financial	179,813	179,813
Mayer Weiss	100,000	100,000
Shareholder (became a related party in 2019)	250,000	250,000
Unamortized debt discount	(4,523)	(9,190)
Total	$625,290	$620,623

Director Agreements

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020 For the three months ended March 31, 2020 and 2019, the Company recorded $72,348 and $71,553 as compensation expense related to the warrants, respectively.

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

On January 1, 2020, the director agreements were renewed with the same terms. As of March 31, 2020 and December 31, 2019 the Company has accrued $200,000 and $160,000, respectively, in relation to the director agreements.

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

•

Purchase Price - The purchase price is $1.20 per share of Series B Preferred Stock. These warrants have a price protection clause which was triggered resulting in the warrants being reset to an exercise price of $0.75. The effect was immaterial.

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

NOTE 3 – EQUIPMENT

Equipment, net consists of the following:

	March 31, 2020	December 31, 2019
Equipment	$156,605	$-
Less: Accumulated depreciation	(4,899)	-
Total	$151,706	$-

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accounts payable	$392,935	$305,679
Interest	34,373	24,136
Salaries	199,527	386,121
Other	61,609	35,739
Total	$688,444	$751,675

NOTE 5 – LOANS AND LONG-TERM LOANS

On July 23, 2018, the Company issued a promissory note of $100,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 100,000 shares of common stock were issued with the note and will be amortized over the life of the loan which is due on January 22, 2020 with a balloon payment. The Company recorded a debt discount of $5,500 for the fair market value of the shares issued. On January 21, 2020, the note was amended. The Company paid back $50,000 of the note and extended the remaining $50,000 for an additional six months. In accordance with the amendment agreement, the Company issued 50,000 shares of the Company’s common stock at a fair value of $0.24 per share which is the market value on the date of the amendment. The Company recorded a debt discount of $12,000 for the fair market value of the shares issued and will be amortized over the remaining life of the note. During the three months ended March 31, 2020 and 2019, the Company recorded $4,800 and $903 of interest expense related to the amortization of debt discount and $1,841 and $2,959 of regular interest, respectively. As of March 31, 2020 and December 31, 2019, the principal balance of the note was $50,000 and $100,000, the unamortized debt discount was $7,410 and $211 and accrued interest was $134 and $293, respectively.

On July 23, 2018, the Company issued a promissory note of $18,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every six months. Additionally, 18,000 shares of common stock were issued with the note and will be amortized over the life of the loan which is due on January 22, 2020 with a balloon payment. The Company recorded a debt discount of $990 for the fair market value of the shares issued. On January 23, 2020, the Company amended the note and the term of the note was extended for an additional twelve months. In accordance with the amendment agreement, the Company issued 18,000 shares of the Company’s common stock at a fair value of $0.24 per share, which is the market value on the date of the amendment and will be amortized over the remaining life of the note. The Company recorded a debt discount of $4,320 for the fair market value of the shares issued. During the three months ended March 31, 2020 and 2019, the Company recorded $845 and $163 of interest expense related to the amortization of debt discount and $538 and $533 of regular interest, respectively. As of March 31, 2020 and December 31, 2019, the principal balance of the note was $18,000, the unamortized debt discount was $3,515 and $40 and accrued interest was $231 and $233, respectively.

On January 9, 2019, the Company issued a promissory note of $50,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 50,000 shares of common stock were issued with the note valued at $0.1425 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due July 8, 2020 with a balloon payment. The Company recorded a debt discount of $7,125 for the fair market value of the shares issued. During the three months ended March 31, 2020 and 2019, the Company recorded $1,188 and $1,057 of interest expense related to the amortization of debt discount and $1,496 and $1,332 of regular interest, respectively. As of March 31, 2020 and December 31, 2019, the principal balance of the note was $50,000, the unamortized debt discount was $1,292 and $2,479 and the accrued interest was $348 and 352, respectively.

On June 12, 2019, the Company issued a promissory note of $25,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 12,500 shares of common stock were issued with the note valued at $0.295 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due June 11, 2021 with a balloon payment. The Company recorded a debt discount of $3,688 for the fair market value of the shares issued. During the three months ended March 31, 2020, the Company recorded $460 of interest expense related to the amortization of debt discount and $748 of regular interest. As of March 31, 2020 and December 31, 2019, the principal balance of the note was $25,000, the unamortized debt discount was $2,207 and $2,667 and the accrued interest was $158 and $160, respectively.

On July 22, 2019, the Company issued a promissory note of $250,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. Additionally, 250,000 shares of common stock were issued with a fair value of $100,000, recorded as a debt discount, and will be amortized over the life of the note, which is due in monthly payments between eighteen (18) months and twenty-three (23) months from July 22, 2019 based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from July 22, 2019. In addition, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrant was valued at $99,925 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested as of the issue date with an exercise term of three (3) years. During the three months ended March 31, 2020, the Company recorded $24,922 of interest expense related to the amortization of debt discount and $7,479 of regular interest. As of March 31, 2020 and December 31, 2019, the principal balance of the note was $250,000, the unamortized debt discount was $130,636 and $155,558 and the accrued interest was $795 and $815, respectively.

On October 2, 2019, the Company issued a promissory note for $410,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $389,500 and the lender retained $20,500 as an original issue discount. Additionally, 410,000 shares of the Company’s common stock were issued with a fair value of $106,600, recorded as a debt discount, and will be amortized over the life of the notes, which are due in monthly payments between eighteen (18) months and twenty-three (23) months from the date of the note based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the date of the note. In addition, the Company issued warrants to purchase 205,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The warrants are valued at $52,501 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the date on the note with an exercise term of three (3) years. During the three months ended March 31, 2020, the Company recorded $22,389 of interest expense related to the amortization of debt discount and $12,266 of regular interest. As of March 31, 2020 and December 31, 2019, the principal balance of the note was $410,000, the unamortized debt discount was $135,013 and $157,402 and the accrued interest was $1,098 and $530, respectively.

On October 16, 2019, the Company issued a promissory note for $140,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $133,000 and the lender retained $7,000 as an original issue discount. Additionally, 140,000 shares of the Company’s common stock were issued with a fair value of $34,300, recorded as a debt discount, and will be amortized over the life of the notes, which are due in monthly payments between eighteen (18) months and twenty-three (23) months from the issue date based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the issue date. In addition, the Company issued warrants to purchase 205,000 and 140,000 shares of the Company’s common stock with an exercise price of $0.30 and $0.50 per share, respectively. The warrants are valued at $83,060 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue date with an exercise term of three (3) years. During the three months ended March 31, 2020, the Company recorded $15,502 of interest expense related to the amortization of debt discount and $4,188 of regular interest. As of March 31, 2020 and December 31, 2019, the principal balance of the note was $140,000, the unamortized debt discount was $95,911 and $111,413 and the accrued interest was $3,470 and $0, respectively.

On October 31, 2019, the Company issued a promissory note of $200,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $190,000 and the lender retained $10,000 as an original debt discount. Additionally, 200,000 shares of the Company’s common stock were issued with a fair value of $58,000, recorded as a debt discount, and will be amortized over the life of the note, which is due in monthly payments between eighteen (18) months and twenty-three (23) months from the issue date based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the issue date. In addition, the Company issued warrants to purchase 200,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The warrants are valued at $57,180 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue dates with an exercise term of three (3) years. During the three months ended March 31, 2020, the Company recorded $15,605 of interest expense related to the amortization of debt discount and $5,984 of regular interest. As of March 31, 2020 and December 31, 2019, the principal balance of the note was $200,000, the unamortized debt discount was $99,115 and $114,720 and the accrued interest was $0.

On January 10, 2020, the Company issued a promissory note of $60,000 that carries a 12% interest rate per annum, and non-compounding interest is to be paid every month. Additionally, 60,000 shares of common stock were issued with the note valued at $0.28 per share, which is the market value on the date of the agreement and will be amortized over the life of the note which is due July 10, 2021 with a balloon payment. The Company recorded a debt discount of $16,692 for the fair market value of the shares issued. During the three months ended March 31, 2020, the Company recorded $2,476 of interest expense related to the amortization of debt discount and $1,598 of regular interest. As of March 31, 2020, the principal balance of the note was $60,000, the unamortized debt discount was $14,216 and the accrued interest was $398.

On January 29, 2020, the Company issued a promissory note of $96,000. The interest rate for the note is 12% per annum with non-compounding interest to be paid every month. The Company received $91,200 and the lender retained $4,800 as an original debt discount. Additionally, 96,000 shares of the Company’s common stock were issued with a fair value of $21,120, recorded as a debt discount, and will be amortized over the life of the note, which is due in monthly payments between eighteen (18) months and twenty-three (23) months from the issue date based upon the sum of funds available in the Company’s First Foods Funding Division. The balance will be paid twenty-four (24) months from the issue date. In addition, the Company issued warrants to purchase 96,000 shares of the Company’s common stock with an exercise price of $0.22 per share. The warrants are valued at $20,717 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue dates with an exercise term of three (3) years. During the three months ended March 31, 2020, the Company recorded $3,961 of interest expense related to the amortization of debt discount and $1,957 of regular interest. As of March 31, 2020, the principal balance of the note was $96,000, the unamortized debt discount was $42,676 and the accrued interest was $37.

	March 31, 2020	December 31, 2019
Loan issued July 23, 2018	$18,000	$18,000
Loan issued July 23, 2018	50,000	100,000
Loan issued January 9, 2019	50,000	50,000
Loan issued June 12, 2019	25,000	25,000
Loan issued July 22, 2019	250,000	250,000
Loan issued October 2, 2019	410,000	410,000
Loan issued October 16, 2019	140,000	140,000
Loan issued October 31, 2019	200,000	200,000
Loan issued January 10, 2020	60,000	-
Loan issued January 29, 2020	96,000	-
Unamortized debt discount	(531,991)	(544,490)
Total	767,009	648,510
Less: short term loans, net	106,076	165,270
Total long-term loans, net	$660,933	$483,240

NOTE 6 – STOCKHOLDERS’ DEFICIT

On January 9, 2019, the Company issued 50,000 shares of common stock in connection with a $50,000 promissory note (See Note 5).

On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement for a term of twelve (12) months, which has been extended through June 30, 2020, with an unrelated party to use the party’s leased commercial chocolate product manufacturing facility in exchange for paying the following:

(a)

the full amount of the party’s lease obligations of $6,433 per month plus taxes and common area maintenance fees through May 31, 2019 and $6,626 per month plus taxes and common area maintenance fees for 12 months through March 31, 2020; The contract auto renewed for the subsequent year.

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

On January 10, 2020, the Company issued 60,000 shares of common stock in connection with a $60,000 promissory note (see Note 5).

On January 21, 2020, the Company amended the $100,000 promissory note that it had issued on July 23, 2018. In accordance with the amendment agreement, the Company issued 50,000 shares of the Company’s common stock at a fair value of $0.24 per share (see Note 5).

On January 23, 2020, the Company amended the $18,000 promissory note that it had issued on July 23, 2018. In accordance with the amendment agreement, the Company issued 18,000 shares of the Company’s common stock at a fair value of $0.24 per share (see Note 5).

On January 29, 2020, the Company issued 96,000 shares of common stock in connection with a $96,000 promissory note (see Note 5).

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

Warrant Activity

Common Stock Warrants

On February 5, 2019, the Company signed a Consulting Agreement for a six (6) month term with a consultant to run the day-to-day manufacturing, packaging and distribution of the Company’s chocolate product line. The Consulting Agreement has a $7,000 monthly fee. In addition, the Company issued a warrant to the Consultant to purchase 60,000 shares of the Company’s common stock at the closing market price of $0.30 on February 5, 2019 with a term of three (3) years. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.30; fair market value of underlying stock of $0.30; expected term of 3 years; risk free rate of 2.50%; volatility of 388.56%; and dividend yield of 0%. The total fair value of these warrants is $17,988 and was expensed at issuance. The six-month Consulting Agreement ended on August 5, 2019 and was extended on a monthly basis through December 5, 2019, after which time the consultant was retained by R and W Financial. The consultant continues to provide services to the Company through the November 21, 2019 agreement between the Company and R and W Financial. On January 28, 2020, the Company amended the November 21, 2019 agreement with R and W Financial. In accordance with the amendment agreement, effective January 1, 2020, R and W Financial will receive $4,250 every two weeks for an indefinite period of time, subject to cancellation by the Company or R and W Financial with 10 days written notice to the other.

On July 22, 2019, the Company issued a promissory note of $250,000 (see Note 5). In connection with this note the Company issued a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrant was valued at $99,925 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested and was fully expensed as of the issue date with an exercise term of three (3) years.

On October 2, 2019, the Company issued a promissory note for $410,000 (see Note 5). In connection with this note the Company issued warrants to purchase 205,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The warrant was valued at $52,501 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested and was fully expensed as of the issue date with an exercise term of three (3) years.

On October 16, 2019, the Company issued a promissory note for $140,000 (see Note 5). In connection with this note the Company issued warrants to purchase 205,000 and 140,000 shares of the Company’s common stock with an exercise price of $0.30 and $0.50 per share, respectively. The warrants were valued at $83,060 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue date with an exercise term of three (3) years.

On October 31, 2019, the Company issued a promissory note of $200,000 (see Note 5). In connection with this note the Company issued warrants to purchase 200,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The warrants are valued at $57,180 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue date with an exercise term of three (3) years.

On January 29, 2020, the Company issued a promissory note of $96,000 (see Note 5). In connection with this note the Company issued warrants to purchase 96,000 shares of the Company’s common stock with an exercise price of $0.22 per share. The warrants are valued at $20,717 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue dates with an exercise term of three (3) years.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2018	343,750	$0.08
Granted	1,060,000	0.31
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2019	1,403,750	$0.26
Granted	96,000	0.22
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2020	1,499,750	$0.25

As of March 31, 2020, 1,499,750 warrants for common stock were exercisable and the intrinsic value of these warrants was $31,625, there is no remaining expense and the weighted average remaining contractual life was 2.21 years for warrants outstanding.

Preferred Stock Warrants

On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary. The warrants have an exercise price of $0.75 per share, are fully vested at issuance, and are exercisable from March 18, 2020 through March 17, 2030. The fair value of these warrants was $375,000 and the additional $125,000 over the deferred salary amount was recorded as compensation expense during the three months ended March 31, 2020. As a result of this issuance, the price protection clause on the director’s warrants issued on December 31, 2019 was triggered resulting in the warrants being reset to an exercise price of $0.75, and the effect was immaterial.

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2018	3,370,000	$0.57
Granted	600,000	1.20
Outstanding, December 31, 2019	3,970,000	$0.67
Granted	500,000	0.75
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2020	4,470,000	$0.68

As of March 31, 2020, 4,110,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $894,600, the weighted average remaining contractual life was 8.15 years for warrants outstanding and the remaining expense is $218,634 over the remaining amortization period which is 9 months.

NOTE 7 - COMMITMENTS

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

NOTE 8 – CONCENTRATION RISKS

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

As of March 31, 2020, the Company’s receivables from merchant cash advances included $200,700 from two merchants ($78,327 and $122,373), representing 71% of the Company’s merchant cash advances. The Company earned $75,219 of MCA income from the same two merchants ($52,065 and $23,154), representing 81% of the Company’s MCA income for the three months ended March 31, 2020.

As of December 31, 2019, the Company’s receivables from merchant cash advances included $713,124 from two merchants ($179,853 and $533,271), representing 91% of the Company’s merchant cash advances. The Company earned $62,623 of MCA income from four merchants ($20,987, $17,239, $12,322 and $12,075), representing 55% of the Company’s MCA income for the three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company’s accounts receivable had a concentration of 97% from one customer. The concentration of the Company’s accounts receivable creates a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of outstanding accounts receivable balances.

As of March 31, 2020, there was no accounts payable concentration other than amounts owed to related parties which makes up 60% of the balance. As of December 31, 2019, there was no accounts payable concentration other than amounts owed to related parties which makes up 61% of the balance.

For the three months ended March 31, 2020, the Company had purchase concentrations of 71% and 28% from two vendors. There was no purchase concentration for the three months ended March 31, 2019.

NOTE 9 – SUBSEQUENT EVENTS

On April 22, 2020, the Company extended the $100,000 and $179,813 promissory notes from related parties that it had issued on October 17, 2017 and April 26, 2018, respectively, and amended the interest rate on the $100,000 note (see Note 2).

On May 6, 2020, the Company extended the $250,000 promissory note from a related party that it had issued on October 11, 2018, in exchange for 250,000 restricted shares of the Company’s common stock at the market price of $0.24 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q contains “forward-looking statements,” as that term is used in federal securities laws, about First Foods Group, Inc.’s financial condition, results of operations and business.

These statements include, among others:

•

statements concerning the potential benefits that First Foods Group, Inc. (“First Foods”, “we”, “our”, “us”, the “Company”, or “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

•

statements of First Foods’ expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” “plans,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause First Foods’ actual results to be materially different from any future results expressed or implied by First Foods in those statements. The most important facts that could prevent First Foods from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of First Foods’ stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of First Foods to earn significant revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(f)	rapid adverse changes in markets; due to among other things, war, terrorism, weather conditions, environmental factors, pandemic, economic crises, legislation, etc.;

(g)	litigation with or legal claims and allegations by outside parties against First Foods, including but not limited to challenges to First Foods’ intellectual property rights; and

(h)	reliance on proprietary merchant advance credit models, which involve the use of qualitative factors that are inherently judgmental and which could result in merchant defaults.

In December 2019, a novel strain of coronavirus surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations, and cash flows as of March 31, 2020 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of March 31, 2020 and through the filing date of the financial statements, the Company has continued to collect its receivables from its cash advances but has experienced an increase in payment delinquencies and has had two customers renegotiate the terms of their cash advance due to COVID-19.

There is no assurance that First Foods will be profitable, due to, among other potential reasons, that First Foods may not be able to successfully develop, manage or market its products and services, First Foods may not be able to attract or retain qualified executives and personnel, First Foods may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in First Foods’ business.

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

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” On November 26, 2019, the USPTO approved Holy Cacao’s trademark brand, “Purely Irresistible.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Southeast Edibles” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product line and sell it to manufacturing and wholesaling companies. On October 10, 2019, the Company signed a master distribution agreement with CBD Unlimited, Inc, which is a public company and a master distributor, to distribute the Company’s hemp-based chocolate products. On March 1, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On March 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards.

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

Results of Operations for the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

We had $96,974 of revenue for the three months ended March 31, 2020 compared to $114,837 in revenue for the three months ended March 31, 2019. Our decrease in revenue was the result of a decrease in participation in merchant cash advances. For the three months ended March 31, 2020, our operating expenses were $1,026,097 which consisted of cost of product sales of $748 vs $0 for the prior period as there were no product sales in Q1 of 2019, professional fees of $12,431, general and administrative expenses of $609,886, and provision for potential merchant cash advance of $403,032. Our net loss was $1,082,496. For the three months ended March 31, 2019, our operating expenses were $456,478 which consisted of professional fees of $29,232, general and administrative expenses of $398,908 and a provision for potential merchant cash advance defaults of $28,338. Our net loss was $366,591. This increase in our net loss was primarily due to increased costs associated with expanding the business, producing products, consulting and accounting fees, advertising and promotion, cost of product sales and interest expense.

Cash Flows

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 amounted to $51,697 and net cash used in operating activities for the three months ended March 31, 2019 amounted to $(25,197). This includes a net loss from continuing operations of approximately $1,082,000, offset by non-cash expenses of approximately $1,194,000 related to stock-based compensation, depreciation and amortization expense and reserves for merchant cash advances, and cash used in the change in net working capital items of approximately $60,000 principally related to the increase in prepaid expenses and other assets, inventory and deferred revenue of approximately $60,000. This resulted in a working capital deficiency of $(1,165,965) at March 31, 2020 and $(732,653) at December 31, 2019.

Investing Activities

Net cash used in investing activities amounted to $156,605 for the three months ended March 31, 2020 and $0 for the three months ended March 31, 2019. This was due to the purchase of equipment in 2020.

Financing Activities

Net cash provided by financing activities amounted to $101,200 for the three months ended March 31, 2020 and $50,000 for the three months ended March 31, 2019. This was due to an increase of proceeds from loans in 2020 vs 2019, partially offset by repayment of loans.

Liquidity and Capital Resources

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of March 31, 2020, the Company had approximately $106,000 of third party short term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In December 2019, a novel strain of coronavirus surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations, and cash flows as of March 31, 2020 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of March 31, 2020 and through the filing date of the financial statements, the Company has continued to collect its receivables from its cash advances but has experienced an increase in payment delinquencies and has had two customers renegotiate the terms of their cash advance due to COVID-19.

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

As of March 31, 2020, the Company’s receivables from merchant cash advances included $200,700 from two merchants ($78,327 and $122,373), representing 71% of the Company’s merchant cash advances. The Company earned $75,219 of MCA income from the same two merchants ($52,065 and $23,154), representing 81% of the Company’s MCA income for the three months ended March 31, 2020.

As of December 31, 2019, the Company’s receivables from merchant cash advances included $713,124 from two merchants ($179,853 and $533,271), representing 91% of the Company’s merchant cash advances. The Company earned $62,623 of MCA income from four merchants ($20,987, $17,239, $12,322 and $12,075), representing 55% of the Company’s MCA income for the three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company’s accounts receivable had a concentration of 97% from one customer. The concentration of the Company’s accounts receivable creates a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of outstanding accounts receivable balances.

As of March 31, 2020, there was no accounts payable concentration other than amounts owed to related parties which makes up 60% of the balance. As of December 31, 2019, there was no accounts payable concentration other than amounts owed to related parties which makes up 61% of the balance.

For the three months ended March 31, 2020, the Company had purchase concentrations of 71% and 28% from two vendors. There was no purchase concentration for the three months ended March 31, 2019.

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

As of March 31, 2020, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2020, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report; however, information regarding our risk factors appears in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019. Except as described below, there have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our business and impact our operating results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus causing respiratory illness and death emerged in the city of Wuhan in the Hubei province of China.

Significant development and spread of the coronavirus did not take place until January 2020. At December 31, 2019, only certain events and associated actions had taken place, such as the Wuhan Municipal Health Committee’s issue on December 30, 2019. Although cases were reported to the World Health Organization (“WHO”) on December 31, 2019, the WHO did not announce the coronavirus as a global health emergency until January 30, 2020, which prompted national governments to begin putting actions in place to slow the spread of COVID-19.The coronavirus was subsequently declared a global pandemic by the WHO in March 2020 and has been spreading throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. To the extent that these outbreaks are disruptive to local economies and commercial activity, that development will likely create downward pressure on the ability of the merchants to whom we have made merchant cash advances to timely make their payments and for our specialty chocolate product line to be available to consumers or for consumers to purchase our products, even if our products are available. At this time, we cannot predict with any certainty the severity with which this disease will strike the United States. Accordingly, we cannot estimate the extent by which we will be negatively impacted by this disease. In the relatively short period with which the world has been dealing with this pandemic, significant economic turmoil has already impacted world markets. Numerous nationally recognized economists are predicting that the disease will lead to a worldwide recession. Should that occur, we can expect that our sales, net income and cash flows will be negatively impacted. While the governmental organizations of the United States, as well as governments across the world are implementing emergency economic measures and announcing the consideration of additional emergency economic assistance packages, it is unclear what impact they are having, and will have, on the economy in the United States and worldwide. Great uncertainty surrounds the length of time this disease will continue to spread, the number of people it will impact, directly and indirectly, and the extent governments will continue to impose, or add additional, quarantines, curfews, travel restrictions and closures of retail stores. In addition, even following control of the disease and the end of the pandemic, the economic dislocation caused by the disease to so many people may linger and be so significant that consumers’ focus could be directed away from consumer discretionary spending for products such as ours and for the products and services offered by the merchants to whom we have made merchant cash advances for an extended period of time. For all of these reasons, at this time we cannot quantify the extent of the impact this disease will have on our sales, net income and cash flows, but it could be significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued warrants to purchase up to 500,000 shares of the Company’s Series B preferred stock and up to 96,000 shares of the Company’s common stock during the quarter ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

Item 6. Exhibits, Financial Statement Schedules

3.1	Amendment to Articles of Incorporation of the Registrant (1) for Preferred Stock Designations
3.2	By-laws of the Registrant (1)
10.1	Chairman and CEO Agreement, dated May 6, 2020, by and between First Foods Group, Inc. and Harold Kestenbaum
10.2	Employment Agreement, dated March 1, 2017, by and between First Foods Group, Inc. and Mark J. Keeley (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.
(2)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 7, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Harold Kestenbaum	Dated: May 13, 2020
Harold Kestenbaum,
Chairman of the Board and
Interim Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: May 13, 2020
Mark J. Keeley,
Chief Financial Officer

