Form 10-Q
period 2020-06-30
First Foods Group, Inc.
filed 2020-08-13
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2020

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
None

As of August 11, 2020, the number of shares outstanding of the registrant’s class of common stock was 21,741,104, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$198,508	$24,353
Accounts receivable, net	424	13,487
Inventory, net	51,575	10,556
Merchant cash advances, net of allowance $554,479 and $97,495, respectively	159,996	877,457
Prepaid expenses and other current assets	96,765	56,935
Deferred merchant advance commissions	1,394	15,290
TOTAL CURRENT ASSETS	508,662	998,078

Property and equipment, net	224,051	-
Operating lease right-of-use assets	267,704	-
TOTAL ASSETS	$1,000,417	$998,078

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$832,631	$751,675
Deferred revenue	200,205	193,163
Loans, net	257,400	165,270
Related party loans, net	631,947	620,623
Operating lease liabilities	57,891	-
TOTAL CURRENT LIABILITIES	1,980,074	1,730,731

Loans, net - long term	895,501	483,240
Operating lease liabilities - long term	209,813	-
TOTAL LIABILITIES	3,085,388	2,213,971

Commitments and contingencies	-	-

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized: Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 473,332 issued and outstanding ($160,000 liquidation preference)	473	473
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value,100,000,000 shares authorized, 21,557,771 and 20,313,771 shares issued and outstanding, respectively	21,558	20,314
Additional paid-in capital	9,931,793	9,116,998
Accumulated deficit	(11,947,102)	(10,293,260)
Total First Foods Group, Inc. Deficit	(1,992,618)	(1,154,815)

Noncontrolling interests	(92,353)	(61,078)
Total deficit	(2,084,971)	(1,215,893)
TOTAL LIABILITIES AND DEFICIT	$1,000,417	$998,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES
Product sales, net	$8,778	$31,545	$12,383	$31,545
Merchant cash advance income, net	15,933	41,916	109,302	156,753
Total Revenues	24,711	73,461	121,685	188,298

OPERATING EXPENSES
Cost of product sales	4,703	20,983	5,451	20,983
Professional fees	17,896	25,615	30,327	54,847
General and administrative	358,176	391,340	968,062	790,248
Provision for merchant cash advances	76,853	(6,099)	479,885	22,239
Total Operating Expenses	457,628	431,839	1,483,725	888,317

LOSS FROM OPERATIONS	(432,917)	(358,378)	(1,362,040)	(700,019)

OTHER INCOME (EXPENSE)
Other income	1,000	-	1,000	-
Interest expense	(170,704)	(27,914)	(324,077)	(52,864)

Loss before income taxes	(602,621)	(386,292)	(1,685,117)	(752,883)

Provision for income taxes	-	-	-	-

NET LOSS	(602,621)	(386,292)	(1,685,117)	(752,883)

Non-controlling interest share of loss	17,926	10,580	31,275	17,627
Dividends on preferred stock	-	(4,950)	-	(9,900)

Net loss attributed to shareholders of First Foods Group, Inc.	$(584,695)	$(380,662)	$(1,653,842)	$(745,156)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.03)	$(0.02)	$(0.08)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	21,226,672	17,952,371	20,916,568	17,887,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total First Foods	Non-
	Shares	Amount	Shares	Amount	paid-in capital	Accumulated deficit	Group, Inc. deficit	controlling interests	Total deficit

Balance at December 31, 2019	1,133,333	$1,133	20,313,771	$20,314	$9,116,998	$(10,293,260)	$(1,154,815)	$(61,078)	$(1,215,893)

Common stock issued to consultants for services	-	-	400,000	400	95,600	-	96,000	-	96,000
Common stock issued for related party loan	-	-	25,000	25	4,975	-	5,000	-	5,000
Common stock issued with loans payable	-	-	224,000	224	53,908	-	54,132	-	54,132
Warrants issued for director services	-	-	-	-	197,348	-	197,348	-	197,348
Warrants issued with loan payable	-	-	-	-	20,717	-	20,717	-	20,717
Warrants issued in lieu of deferred compensation	-	-	-	-	250,000	-	250,000	-	250,000
Net loss	-	-	-	-	-	(1,069,147)	(1,069,147)	(13,349)	(1,082,496)
Balance at March 31, 2020	1,133,333	$1,133	20,962,771	$20,963	$9,739,546	$(11,362,407)	$(1,600,765)	$(74,427)	$(1,675,192)

Common stock issued to consultants for services	-	-	150,000	150	25,200	-	25,350	-	25,350
Common stock issued for related party loan	-	-	445,000	445	94,699	-	95,144	-	95,144
Warrants issued for director services	-	-	-	-	72,348	-	72,348	-	72,348
Net loss	-	-	-	-	-	(584,695)	(584,695)	(17,926)	(602,621)
Balance at June 30, 2020	1,133,333	$1,133	21,557,771	$21,558	$9,931,793	$(11,947,102)	$(1,992,618)	$(92,353)	$(2,084,971)

Balance at December 31, 2018	1,133,333	$1,133	17,709,087	$17,709	$7,081,559	$(7,637,029)	$(536,628)	$8,382	$(528,246)

Common stock issued to consultants for services	-	-	7,500	8	1,492	-	1,500	-	1,500
Warrants issued for director services	-	-	-	-	71,553	-	71,553	-	71,553
Warrants issued for consultant services	-	-	-	-	25,385	-	25,385	-	25,385
Common stock issued for services	-	-	100,000	100	29,900	-	30,000	-	30,000
Common stock issued for loans payable	-	-	50,000	50	7,075	-	7,125	-	7,125
Dividend on preferred stock	-	-	-	-	(4,950)	-	(4,950)	-	(4,950)
Net loss	-	-	-	-	-	(359,544)	(359,544)	(7,047)	(366,591)
Balance at March 31, 2019	1,133,333	$1,133	17,866,587	$17,867	$7,212,014	$(7,996,573)	$(765,559)	$1,335	$(764,224)

Common stock issued to consultants for services	-	-	176,415	176	40,074	-	40,250	-	40,250
Warrants issued for director services	-	-	-	-	72,348	-	72,348	-	72,348
Warrants issued for consultant services	-	-	-	-	7,479	-	7,479	-	7,479
Common stock issued with loans payable	-	-	12,500	13	3,675	-	3,688	-	3,688
Dividend on preferred stock	-	-	-	-	(4,950)	-	(4,950)	-	(4,950)
Net loss	-	-	-	-	-	(375,712)	(375,712)	(10,580)	(386,292)
Balance at June 30, 2019	1,133,333	$1,133	18,055,502	$18,056	$7,330,640	$(8,372,285)	$(1,022,456)	$(9,245)	$(1,031,701)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,685,117)	$(752,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	121,350	104,615
Employee stock based compensation	269,696	143,901
Amortization of debt discount	219,320	16,401
Depreciation and amortization expense	12,741	-
Change in merchant allowance	456,984	-
Provision for merchant cash advances	479,885	22,239
Changes in operating assets and liabilities:
Accounts receivable	13,063	(31,545)
Inventory	(11,205)	-
Merchant cash advances	(219,408)	259,814
Deferred merchant advance commissions	13,896	21,113
Prepaid expenses and other current assets	(21,606)	(21,433)
Accounts payable and accrued liabilities	342,919	265,000
Deferred revenue	7,042	(81,985)
Net cash used in operating activities	(440)	(54,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(156,605)	-
Net cash used in investing activities	(156,605)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payment	-	(18,150)
Proceeds from loans	301,200	75,000
Repayment of loans	(50,000)	-
Proceeds from related party loans	80,000	-
Net cash provided by financing activities	331,200	56,850

NET INCREASE IN CASH	174,155	2,087
CASH AT BEGINNING OF PERIOD	24,353	30,426
CASH AT END OF PERIOD	$198,508	$32,513

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with related party loans	$100,144	$-
Common stock issued with loans	$54,132	$10,813
Warrants issued with loans	$20,717	$-
Warrants issued in lieu of deferred compensation	$250,000	$-
Purchase of assets and settlement of accrued expenses through issuance of loan payable	$140,188	$-
Right-of-use assets obtained in exchange for liabilities	$267,704	$-

CASH PAID FOR:
Interest	$54,900	$40,848
Income taxes	$-	$-

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

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” On November 26, 2019, the USPTO approved Holy Cacao’s trademark brand, “Purely Irresistible.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Southeast Edibles” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product line and sell it to manufacturing and wholesaling companies. On March 1, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On March 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards. On July 13, 2020, Michael Kaplan was appointed to the Board of Directors and, as of August 1, 2020, accepted the role of Chief Marketing Officer with authority to oversee the Company’s sales and marketing operations, and responsibility for developing oversight processes and procedures. On August 4, 2020 the Company retained Moises Davidovits as its full-time chocolatier. Mr. Davidovits is a third-generation chocolatier who is responsible for the manufacturing, packaging and distribution of the Company’s chocolate product line, as well as the formulation of all of the Company’s proprietary chocolate recipes.

On October 25, 2017, the Company entered into a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. On November 8, 2018, the Company also began providing cash advances directly to merchants.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2020, the Company had approximately $257,000 in third-party short-term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In December 2019, a novel strain of coronavirus surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations and cash flows as of June 30, 2020 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be materially affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of June 30, 2020 and through the filing date of the financial statements, the Company has continued to collect receivables from its cash advances but has experienced an increase in payment delinquencies and has had two customers renegotiate the terms of their cash advances due to COVID-19. The Company has taken a reserve allowance on its MCA’s.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2020 may not be indicative of results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At June 30, 2020, the Company reserved an amount equal to 78% of the outstanding merchant cash advance balance at period end based on the potential impact of COVID 19. In addition, during the six months ended June 30, 2020 the Company wrote off 21 merchant advances for a total of $22,901. These expenses are included in provision for merchant cash advances expense on the accompanying unaudited condensed consolidated statements of operations.

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

Inventory consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Raw Materials	$41,463	$2,854
Work in Process	1,550	5,410
Finished Goods	8,562	2,292
Total	$51,575	$10,556

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheets and any resulting gain or loss is reflected in the unaudited condensed consolidated statements of operations and members’ deficit in the period realized.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Property – Leasehold Improvements	4 years
Equipment	5 years

Impairment of Long-Lived Assets

Long-lived assets are comprised of property and equipment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the six months ended June 30, 2020 and 2019.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the three months ended June 30, 2020 and 2019, were $27,500 and $18,510, respectively. The research and development costs for the six months ended June 30, 2020 and 2019, were approximately $32,000 and $33,510, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2020 and December 31, 2019, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of June 30, 2020 and 2019 because their effect would be antidilutive.

The Company had 1,499,750 and 403,750 warrants to purchase common stock outstanding at June 30, 2020 and 2019, respectively. The Company had 4,470,000 and 3,370,000 warrants to purchase Series B preferred stock outstanding at June 30, 2020 and 2019, respectively. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock. Additionally, the Company has 473,332 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 2,366,660 and 660,000 shares of common stock at June 30, 2020 and 2019, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019, were approximately $5,700 and $34,150, respectively and approximately $21,000 and $44,900, respectively, for the six months ended June 30, 2020 and 2019.

Non-Controlling Interests in Condensed Consolidated Financial Statements

In June 2011, the FASB issued ASC 810-10-65-1, to clarify that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the condensed consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the unaudited condensed consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into a subscription agreement for the sale of a ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. During the year ended December 31, 2019, 5% equity was issued to a service provider due to the completion of Holy Cacao’s first sale of its product, as per the agreement with the service provider. The Company’s periodic reporting now includes the results of operations of Holy Cacao, with the fifteen-percent ownership reported as noncontrolling interests. For the three and six months ended June 30, 2020, the cost of goods sold was approximately $4,700 and $5,500, respectively, and the operating expense for Holy Cacao was $122,000 and $215,000, respectively. There was approximately $8,800 and $12,400 of revenue for Holy Cacao for the three and six months ended June 30, 2020, respectively.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect adopting ASU 2016-13 will have on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Company. On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary (see Note 6). As of June 30, 2020 and December 31, 2019, the Company has accrued $204,667 and $329,167, respectively, in relation to the employment agreements and $18,766 and $16,953, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. As of June 30, 2020, the Company has accrued a total of $40,000.

As of June 30, 2020, the Company has two consulting agreements with R and W Financial (a company owned by a director) in which the first agreement is for $5,000 a month and the second is for $4,250 every two weeks. Both agreements are for an indefinite period of time and are subject to cancellation by either party with written notice of 30 days and 10 days, respectively. The outstanding balance as of June 30, 2020 was $52,713.

Related Party Loans

			June 30, 2020	December 31, 2019
1.	Note payable at 12%, matures 10/31/2020	{a} *	$100,000	$100,000
2.	Non-interest bearing note payable, matures on 4/25/2021	*	179,813	179,813
3.	Note payable at 12%, matures 9/13/2020. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{b} *	100,000	100,000
4.	Note payable at 12%, matures 4/9/2021. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{c} *	250,000	250,000
5.	Non-interest bearing note payable, matures on 11/15/2020. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{d} *	80,000	-
	Unamortized debt discount		(77,866)	(9,190)
	Total		$631,947	$620,623

___________________

{a} - On April 22, 2020, the Company extended the note to October 31, 2020 based on the same terms and conditions.

{b} - On June 28, 2020, the Company extended the note to September 13, 2020 based on the same terms and conditions. In association with this and prior extensions the company issued 35,000 and 25,000 shares of common stock, respectively, with a total fair value of $10,544, which will be recorded a debt discount and amortized over the life of the loan.

{c} - On April 10, 2020, the Company extended the note to April 9, 2021 based on the same terms and conditions. In association with the extension the company issued 250,000 shares of common stock with a fair value of $60,000, which will be recorded a debt discount and amortized over the life of the loan.

{d} - On June 28, 2020, the Company issued a non-interest bearing promissory note of $80,000. In connection with this note the company issued 160,000 shares of common stock with a fair value of $29,600, which was recorded as a debt discount and amortized over the life of the loan.

* - unsecured note

During the three months ended June 30, 2020 and 2019, the Company recorded $21,081 and $1,830 of interest expense related to the amortization of debt discount and $13,463 and $4,763 of regular interest, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded $31,468 and $3,640 of interest expense related to the amortization of debt discount and $26,926 and $9,447 of regular interest, respectively. As of June 30, 2020 and December 31, 2019, accrued interest was $33,667 and $21,753, respectively.

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the three months ended June 30, 2020 and 2019, the Company recorded $72,348 as compensation expense related to the warrants. For the six months ended June 30, 2020 and 2019, the Company recorded $144,696 and $143,901 as compensation expense related to the warrants, respectively.

On February 26, 2019, the Company entered into director agreements with each of the Directors of the Company. Pursuant to the agreements, each Director may be compensated with share-based and/or cash-based compensation. The Directors’ compensation for the period January 1, 2019 through December 31, 2019 was $10,000 per quarter per Director to be paid on a date determined by the Board of Directors. In addition, the Directors were able to receive a one-time award of the ability to purchase a particular amount of warrants, as determined by the Board of Directors. On January 1, 2020, the director agreements were renewed with the same terms. As of June 30, 2020 and December 31, 2019 the Company has accrued $240,000 and $160,000, respectively, in relation to the director agreements.

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

•

Purchase Price - The purchase price is $1.20 per share of Series B Preferred Stock. These warrants have a price protection clause which was triggered, resulting in the exercise price of the warrants being adjusted to an exercise price of $0.75. The effect was immaterial.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
Leasehold improvements	$40,000	$-
Equipment	196,792	-
Less: Accumulated depreciation and amortization	(12,741)	-
Total	$224,051	$-

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$451,100	$305,679
Interest	73,109	24,136
Salaries	262,933	386,121
Other	45,489	35,739
Total	$832,631	$751,675

NOTE 5 – LOANS AND LONG-TERM LOANS

			June 30, 2020	December 31, 2019
1.	Note payable at 12%, matures 7/20/2020. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{a} *	$50,000	$100,000
2.	Note payable at 12%, matures 1/22/2021. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	18,000	18,000
3.	Note payable at 12%, matures 7/8/2020. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{b} *	50,000	50,000
4.	Note payable at 12%, matures 6/11/2021. In connection with the original issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	25,000	25,000
5.	Note payable at 12%, matures 7/21/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	250,000	250,000
6.	Note payable at 12%, matures 10/1/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	410,000	410,000
7.	Note payable at 12%, matures 10/15/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	140,000	140,000
8.	Note payable at 12%, matures 10/30/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	200,000	200,000
9.	Note payable at 12%, matures 7/9/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	60,000	-
10.	Note payable at 12%, matures 1/28/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	96,000	-
11.	Note payable at 3.75%, matures 6/25/2050.	**	150,000	-
12.	Non-interest bearing note payable, matures on 9/30/2021.	{c} *	140,188	-
	Unamortized debt discount		(436,287)	(544,490)
	Total		1,152,901	648,510
	Less: short term loans, net		257,400	165,270
	Total long-term loans, net		$895,501	$483,240

________________

{a} - On July 24, 2020, the Company extended the note to July 20, 2021 based on the same terms and conditions. In association with the extension the company issued 50,000 shares of common stock with a fair value on $17,500, which will be recorded a debt discount and amortized over the new life of the loan.

{b} - On July 8, 2020, the Company extended the note to January 8, 2022 based on the same terms and conditions. In association with the extension the company issued 50,000 shares of common stock with a fair value on $16,000, which will be recorded a debt discount and amortized over the new life of the loan.

{c} - On June 23, 2020, the Company issued a non-interest bearing promissory note for $140,188. In exchange for this note the Company received $80,187 of equipment and leasehold improvement, $29,814 of inventory, $18,224 of prepaid expenses and $11,963 of settlement of accrued expenses.

* - unsecured note

**- secured note and collateralized by all tangible and intangible personal property

During the three months ended June 30, 2020 and 2019, the Company recorded $95,705 and $6,515 of interest expense related to the amortization of debt discount and $38,863 and $12,654 of regular interest, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded $187,852 and $12,761 of interest expense related to the amortization of debt discount and $76,959 and $24,874 of regular interest, respectively. As of June 30, 2020 and December 31, 2019, accrued interest was $39,442 and $2,383, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On January 9, 2019, the Company issued 50,000 shares of common stock based on the fair market value on the date of issuance, in connection with third party note 1. (See Note 5).

On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement for a term of twelve (12) months, which was extended through June 23, 2020, with an unrelated party to use the party’s leased commercial chocolate product manufacturing facility in exchange for paying the following:

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

On February 5, 2019, the Company also issued 100,000 shares of the Company’s common stock based on the fair market value on the date of issuance, as a charitable contribution to a non-profit entity in support of the entity’s environmental regeneration efforts.

On June 23, 2020, the Company entered into a new lease agreement and the above-mentioned agreement is now inactive. See Note 7.

On January 10, 2020, the Company issued 60,000 shares of common stock based on the fair market value on the date of issuance, in connection with third party note 9. (See Note 5).

On January 21, 2020, the Company issued 50,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with the amendment of the third party note 1. (see Note 5).

On January 23, 2020, the Company issued 18,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with the amendment of the third party note 2. (see Note 5).

On January 29, 2020, the Company issued 96,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with third party note 10. (see Note 5).

On March 6, 2020, the Company entered into a six-month agreement with a strategic investment consultant. The investment consultant was awarded 400,000 shares of the Company’s common stock based on the fair market value on the date of issuance.

On March 13, 2020 and June 28, 2020, the Company issued 25,000 and 35,000 shares of the Company’s common stock based on the fair market value on the date of issuance, respectively, in connection with the extension of the maturity date of related party note 3. (see Note 2).

On May 6, 2020, the Company issued 250,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with the extension of the maturity date of related party note 4. (see Note 2).

On May 13, 2020, the Company entered into a three-month agreement with a consultant. The Consultant was awarded 150,000 shares of the Company’s common stock based on the fair market value on the date of issuance.

On June 15, 2020, the Company issued 160,000 shares of common stock based on the fair market value on the date of issuance in connection related party note 5. (see Note 2).

Warrant Activity

Common Stock Warrants

On February 5, 2019, the Company signed a Consulting Agreement for a six (6) month term with a consultant to run the day-to-day manufacturing, packaging and distribution of the Company’s chocolate product line. The Consulting Agreement has a $7,000 monthly fee. In addition, the Company issued a warrant to the Consultant to purchase 60,000 shares of the Company’s common stock at the closing market price of $0.30 on February 5, 2019 with a term of three (3) years. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.30; fair market value of underlying stock of $0.30; expected term of 3 years; risk free rate of 2.50%; volatility of 388.56%; and dividend yield of 0%. The total fair value of these warrants is $17,988 and was expensed at issuance. The six-month Consulting Agreement ended on August 5, 2019 and was extended on a monthly basis through December 5, 2019, after which time the consultant was retained by R and W Financial to continue his services as a consultant for the company through R and W Financial. See Note 10 for subsequent issuance of warrants.

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

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2018	343,750	$0.08
Granted	1,060,000	0.31
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2019	1,403,750	$0.26
Granted	96,000	0.22
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2020	1,499,750	$0.25

As of June 30, 2020, 1,499,750 warrants for common stock were exercisable and the intrinsic value of these warrants was $27,638, there is no remaining expense and the weighted average remaining contractual life was 1.96 years for warrants outstanding.

As of June 30, 2019, 388,125 warrants for common stock were exercisable and the intrinsic value of these warrants was $66,281. As of June 30, 2019, the weighted average remaining contractual life was 2.13 years for warrants outstanding and the remaining expense is approximately $1,315 over the remaining amortization period which is 1 month.

Preferred Stock Warrants

On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary. The warrants have an exercise price of $0.75 per share, are fully vested at issuance, and are exercisable from March 18, 2020 through March 17, 2030. The fair value of these warrants was $375,000 and the additional $125,000 over the deferred salary amount was recorded as compensation expense during the six months ended June 30, 2020. As a result of this issuance, the price protection clause on the director’s warrants issued on December 31, 2019 was triggered resulting in the warrants being reset to an exercise price of $0.75, and the effect was immaterial.

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2018	3,370,000	$0.57
Granted	600,000	1.20
Outstanding, December 31, 2019	3,970,000	$0.67
Granted	500,000	0.75
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2020	4,470,000	$0.68

As of June 30, 2020, 4,230,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $714,060, the weighted average remaining contractual life was 7.89 years for warrants outstanding and the remaining expense is $146,286 over the remaining amortization period which is 6 months.

As of June 30, 2019, 2,650,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $2,212,100. As of June 30, 2019, the weighted average remaining contractual life was 8.25 years for warrants outstanding and the remaining expense is $437,267 over the remaining amortization period which is 1.50 years.

NOTE 7 – LEASES

On June 23, 2020, the Company entered into an operating lease agreement with terms of 4 years, and an option to extend for three years, comprising of office and warehouse space. This option is included in the lease term when it is reasonably certain that the option will be exercised and failure to exercise such option will result in economic penalty and as such the option to extend for the three-year term is not included in the below calculation.

The assets and liabilities from operating leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the unaudited consolidated balance sheet.

The Company’s operating lease does not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on our incremental borrowing rate, which is determined using the average interest rate of our long-term debt as of June 23, 2020.

The Company’s weighted-average remaining lease term relating to its operating leases is 3.83 years, with a weighted-average discount rate of 12.00%.

The Company incurred no lease expense or operating cash flow during the three and six months ended June 30, 2020 due to the start of the lease on June 23, 2020 and payments starting on July 1, 2020.

The company does not include the non-lease components that are associated with the lease and accounts for them outside of the lease in accordance with ASC Topic 842 Leases. The percentage of cost associated with the lease component was 100%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2020.

Maturity of Lease Liability
Remainder of 2020	$43,612
2021	85,860
2022	86,881
2023	89,487
2024	30,122
Total undiscounted operating lease payments	$335,962
Less: Imputed interest	68,258
Present value of operating lease liabilities	$267,704

NOTE 8 – COMMITMENTS

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

NOTE 9 – CONCENTRATION RISKS

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

As of June 30, 2020, the Company’s receivables from merchant cash advances included $108,208 from two merchants ($34,964 and $73,244), representing 68% of the Company’s merchant cash advances. The Company earned $7,228 of MCA income from the same two merchants ($5,116 and $2,112), representing 45% of the Company’s MCA income for the three months ended June 30, 2020. The Company earned $82,447 of MCA income from the same two merchants ($57,181 and $25,266), representing 75% of the Company’s MCA income for the six months ended June 30, 2020.

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

As of June 30, 2020, there was no accounts payable concentration other than amounts owed to related parties which makes up 65% of the balance. As of December 31, 2019, there was no accounts payable concentration other than amounts owed to related parties which makes up 61% of the balance.

For the three months ended June 30, 2020, the Company had purchase concentrations of 90% from one vendor. For the six months ended June 30, 2020, the Company had purchase concentrations of 73% and 14% from two vendors. For the three and six months ended June 30, 2019, the Company had purchase concentrations of 100% from one vendor.

NOTE 10 – SUBSEQUENT EVENTS

On July 19, 2020, the Company issued 50,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with the amendment of the third party note 3. (see Note 5).

On July 13, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. Mr. Kaplan is currently not expected to be named as a member of any committees of our Board of Directors.

Mr. Kaplan’s compensation as a director for the initial twelve months will consist of one million (1,000,000) warrants which will vest at the rate of 83,333 warrants per month for the initial eleven months and the balance in the twelfth month, provided he is a director on each vesting date, with the initial tranche vesting on the day he takes office and then on each monthly anniversary of such date thereafter. Each Warrant will be exercisable for 36 months after it vests and will be exercisable at a price of $0.18 per share. The warrants are valued at $177,200 based on the Black Scholes Model. If he remains in office beyond twelve months, commencing with month thirteen, his compensation will be similar to the majority of the directors then in office.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 we entered into (i) a Subscription Agreement with Mr. Kaplan to sell to him one million (1,000,000) shares of common stock at a purchase price of $0.20 per share for a total purchase price of $200,000, which shares shall be purchased in twelve (12) equal monthly installments of 83,333 shares (the last installment to cover 83,337 shares) with the initial purchase occurring on the date thereof and subsequent instalments on each monthly anniversary thereafter (ii) a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date, and (iii) an arrangement with Mr. Kaplan that in the event he raises outside investment in the Company in the amount of $500,000 - $2,000,000, he will receive one warrant for each dollar he so raises. The warrants to purchase two million shares of common stock are valued at $354,400 based on the Black Scholes Model.

The warrants shall vest upon the occurrence to the Company of the following milestone events through the efforts of the consultant:

No. of Warrants	Milestone
100,000	Acceptance by the Company of a full go-to market strategy for the Company’s products.
100,000	Acceptance by the Company of a social marketing platform and PR strategy and onboarding of such.
300,000/500,000	300,000 for each MULO retailer that is onboarded - regardless of store count carrying the product; and 500,000, if the onboarded MULO is a national chain.
300,000	Deliverance of full due diligence package for each potential acquisition for which the Company requests the consultant perform due diligence
500,000	Upon the closing of any acquisition which the consultant brought to the Company and provided due diligence.
500,000	Additional compensation in board seat agreement.

If terminated with cause by the Company, the consultant shall not thereafter be entitled to any form of compensation and shall be paid a buyout fee in the amount of 250,000 fully vested warrants. If terminated without cause by the Company, all unvested warrants shall be accelerated and vest in one-half the time it was previously scheduled to vest.

Effective August 1, 2020, Mr. Kaplan will also have the title Chief Marketing Officer with authority to oversee the Company’s sales and marketing operations, and responsibility for developing oversight processes and procedures.

On July 24, 2020, the Company issued 50,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with the amendment of the third party note 1. (see Note 5).

On July 31, 2020, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock to a consultant for services. The warrants are valued at $31,500 based on the Black Scholes Model.

On August 4, 2020, the Company signed an Employment Agreement for a term of three. The employee, Mr. Moises Davidovits, will assist with the manufacturing, packaging and distribution of the Company’s chocolate product line. The Employment Agreement has a $7,000 monthly salary. In addition, the Company issued a warrant to Mr. Davidovits to purchase 300,000 shares of the Company’s common stock with a term of three (3) years. The warrants are valued at $97,470 based on the Black Scholes Model. In addition, he will receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Each of the warrants will be exercisable within a three-year period from the date of issue. Once per quarter, Mr. Davidovits may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event Mr. Davidovits’ employment is terminated by the Company without cause, he shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. He additionally shall be entitled to retain all warrants scheduled to vest within the following six months.

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

In December 2019, a novel strain of coronavirus surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations, and cash flows as of June 30, 2020 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of June 30, 2020 and through the filing date of the financial statements, the Company has continued to collect its receivables from its cash advances but has experienced an increase in payment delinquencies and has had two customers renegotiate the terms of their cash advance due to COVID-19.

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

General

First Foods is currently a “smaller reporting company” under the JOBS Act. A company loses its “smaller reporting company” status on (i) the day its public float becomes greater than or equal to $250,000,000 or (ii) had annual revenues of more than $100,000,000 and had a public float of more than $700,000,000. As a “smaller reporting company,” First Foods is exempt from certain obligations of the Exchange Act, including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the Company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as a “smaller reporting company”, First Foods is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as First Foods qualifies as a “smaller reporting company.” However, a “smaller reporting company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

First Foods is focused on developing its specialty chocolate product line and participating in merchant cash advances through its 1st Foods Funding Division. First Foods continues to pursue new foodservice brands and menu concepts.

On August 31, 2017, the Company formed Holy Cacao, Inc., a Nevada corporation (“Holy Cacao”). Holy Cacao has 100 shares of no par value common stock authorized, issued and outstanding with 85 shares owned by the Company and 15 shares owned by non-controlling interests. Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” On November 26, 2019, the USPTO approved Holy Cacao’s trademark brand, “Purely Irresistible.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Southeast Edibles” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company signed a Facility Access and Wholesale Production Purchase and Sale Agreement that allows it to use a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product line and sell it to manufacturing and wholesaling companies. On March 1, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On March 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards. On July 13, 2020, Michael Kaplan was appointed to the Board of Directors and, as of August 1, 2020, accepted the role of Chief Marketing Officer with authority to oversee the Company’s sales and marketing operations, and responsibility for developing oversight processes and procedures. On August 4, 2020 the Company retained Moises Davidovits as its full-time chocolatier. Mr. Davidovits is a third-generation chocolatier who is responsible for the manufacturing, packaging and distribution of the Company’s chocolate product line, as well as the formulation of all of the Company’s proprietary chocolate recipes.

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

Results of Operations for the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

We had $24,711 of revenue for the three months ended June 30, 2020 compared to $73,461 in revenue for the three months ended June 30, 2019. Our decrease in revenue was the result of a decrease in product sales and participation in merchant cash advances. For the three months ended June 30, 2020, our operating expenses were $457,628 which consisted of cost of product sales of $4,703, professional fees of $17,896, general and administrative expenses of $358,176, and provision for potential merchant cash advance of $76,853. Our net loss was $602,621. For the three months ended June 30, 2019, our operating expenses were $431,839 which consisted cost of product sales of $20,983, professional fees of $25,615, general and administrative expenses of $391,340 and a gain of $6,099 of provision for potential merchant cash advances. Our net loss was $386,292. This increase in our net loss was primarily due to increased costs associated with bad debt provision and interest expense.

Results of Operations for the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

We had $121,685 of revenue for the six months ended June 30, 2020 compared to $188,298 in revenue for the six months ended June 30, 2019. Our decrease in revenue was the result of a decrease in product sales and participation in merchant cash advances. For the six months ended June 30, 2020, our operating expenses were $1,483,725 which consisted of cost of product sales of $5,451, professional fees of $30,327, general and administrative expenses of $968,062, and provision for potential merchant cash advance of $479,885. Our net loss was $1,685,117. For the six months ended June 30, 2019, our operating expenses were $888,317 which consisted of cost of product sales of $20,983, professional fees of $54,847, general and administrative expenses of $790,248 and a provision for potential merchant cash advance defaults of $22,239. Our net loss was $752,883. This increase in our net loss was primarily due to increased costs associated with expanding the business, producing products, consulting and accounting fees, advertising and promotion, provision for potential merchant cash advance defaults and interest expense.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 amounted to $440 and was $54,763 for the six months ended June 30, 2019. This includes a net loss of approximately $1,685,000, offset by non-cash expenses of approximately $1,560,000 related to stock-based compensation, depreciation and amortization expense and reserves for merchant cash advances, and approximately $120,000 related to the change in net working capital items which includes the increase in accounts payable and accrued liabilities, deferred revenue, inventory, prepaid expenses and other current assets and a decrease in accounts receivable and deferred merchant cash commissions. This resulted in a working capital deficiency of $(1,471,412) at June 30, 2020 and $(732,653) at December 31, 2019.

Investing Activities

Net cash used in investing activities amounted to $156,605 for the six months ended June 30, 2020 and was $0 for the six months ended June 30, 2019. This was due to the purchase of equipment in 2020.

Financing Activities

Net cash provided by financing activities amounted to $331,200 for the six months ended June 30, 2020 and $56,850 for the six months ended June 30, 2019. This was due to an increase of proceeds from loans in 2020 vs 2019, partially offset by repayment of loans.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2020, the Company had approximately $257,000 of third-party short-term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations, and cash flows as of June 30, 2020 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of COVID-19 which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, the decline in value of assets held by the Company. As of June 30, 2020 and through the filing date of the financial statements, the Company has continued to collect its receivables from its cash advances but has experienced an increase in payment delinquencies and has had two customers renegotiate the terms of their cash advance due to COVID-19.

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

As of June 30, 2020, the Company’s receivables from merchant cash advances included $108,208 from two merchants ($34,964 and $73,244), representing 68% of the Company’s merchant cash advances. The Company earned $7,228 of MCA income from the same two merchants ($5,116 and $2,112), representing 45% of the Company’s MCA income for the three months ended June 30, 2020. The Company earned $82,447 of MCA income from the same two merchants ($57,181 and $25,266), representing 75% of the Company’s MCA income for the six months ended June 30, 2020.

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

As of June 30, 2020, there was no accounts payable concentration other than amounts owed to related parties which makes up 65% of the balance. As of December 31, 2019, there was no accounts payable concentration other than amounts owed to related parties which makes up 61% of the balance.

For the three months ended June 30, 2020, the Company had purchase concentrations of 90% from one vendor. For the six months ended June 30, 2020, the Company had purchase concentrations of 73% and 14% from two vendors. For the three and six months ended June 30, 2019, the Company had purchase concentrations of 100% from one vendor.

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

As of June 30, 2020, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2020, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

Significant development and spread of the coronavirus did not take place until January 2020. At December 31, 2019, only certain events and associated actions had taken place, such as the Wuhan Municipal Health Committee’s issue on December 30, 2019. Although cases were reported to the World Health Organization (“WHO”) on December 31, 2019, the WHO did not announce the coronavirus as a global health emergency until January 30, 2020, which prompted national governments to begin putting actions in place to slow the spread of COVID-19.The coronavirus was subsequently declared a global pandemic by the WHO in March 2020 and has been spreading throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. To the extent that these outbreaks are disruptive to local economies and commercial activity, that development has, and will likely continue for the foreseeable future to, create downward pressure on the ability of the merchants to whom we have made merchant cash advances to timely make their payments and for our specialty chocolate product line to be available to consumers or for consumers to purchase our products, even if our products are available. At this time, we cannot predict with any certainty the severity with which this disease will continue to strike the United States. Accordingly, we cannot estimate the extent by which we will be negatively impacted by this disease. In the relatively short period with which the world has been dealing with this pandemic, significant economic turmoil has already impacted world markets. Accordingly, we can expect that our sales, net income and cash flows will be negatively impacted. While the governmental organizations of the United States, as well as governments across the world are implementing emergency economic measures and announcing the consideration of additional emergency economic assistance packages, it is unclear what impact they are having, and will have, on the economy in the United States and worldwide. Great uncertainty surrounds the length of time this disease will continue to spread, the number of people it will impact, directly and indirectly, and the extent governments will continue to impose, or add additional, quarantines, curfews, travel restrictions and closures of retail stores. In addition, even following control of the disease and the end of the pandemic, the economic dislocation caused by the disease to so many people may linger and be so significant that consumers’ focus could be directed away from consumer discretionary spending for products such as ours and for the products and services offered by the merchants to whom we have made merchant cash advances for an extended period of time. For all of these reasons, at this time we cannot quantify the extent of the impact this disease will have on our sales, net income and cash flows, but it could be significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 595,000 shares of the Company’s common stock during the three months ended June 30, 2020. All of these shares were exempt pursuant to Section 4(1) as they were issued privately without any advertising or finders/brokers fees paid to third parties.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

Item 6. Exhibits, Financial Statement Schedules

3.1	Articles of Incorporation of the Registrant (1)
3.2	By-laws of the Registrant (1)
3.3	Assignment of Lease and Consent to Assignment and Amendment
10.1	Chairman and CEO Agreement, dated May 6, 2020, by and between First Foods Group, Inc. and Harold Kestenbaum
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Harold Kestenbaum	Dated: August 13, 2020
Harold Kestenbaum,
Chairman of the Board and
Interim Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: August 13, 2020
Mark J. Keeley,
Chief Financial Officer

