Form 10-Q
period 2020-09-30
First Foods Group, Inc.
filed 2020-11-13
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2020

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
None

As of November 9, 2020, the number of shares outstanding of the registrant’s class of common stock was 22,076,103, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$76,575	$24,353
Accounts receivable, net	424	13,487
Inventory, net	52,971	10,556
Merchant cash advances, net of allowance $443,075 and $97,495, respectively	149,295	877,457
Prepaid expenses and other current assets	87,409	56,935
Deferred merchant advance commissions	48	15,290
TOTAL CURRENT ASSETS	366,722	998,078

Property and equipment, net	254,074	-
Operating lease right-of-use assets	253,686	-
TOTAL ASSETS	$874,482	$998,078

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,003,209	$751,675
Deferred revenue	203,204	193,163
Loans, net	370,588	165,270
Related party loans, net	602,600	620,623
Operating lease liabilities	59,128	-
TOTAL CURRENT LIABILITIES	2,238,729	1,730,731

Loans, net - long term	817,340	483,240
Operating lease liabilities - long term	194,663	-
TOTAL LIABILITIES	3,250,732	2,213,971

Commitments	-	-

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 473,332 issued and outstanding ($160,000 liquidation preference)	473	473
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value,100,000,000 shares authorized, 21,992,770 and 20,313,771 shares issued and outstanding, respectively	21,993	20,314
Additional paid-in capital	10,253,311	9,116,998
Accumulated deficit	(12,540,089)	(10,293,260)
Total First Foods Group, Inc. Deficit	(2,263,652)	(1,154,815)

Noncontrolling interests	(112,598)	(61,078)
Total deficit	(2,376,250)	(1,215,893)
TOTAL LIABILITIES AND DEFICIT	$874,482	$998,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUES
Product sales, net	$12,092	$60	$24,475	$31,605
Merchant cash advance income, net	19,444	79,420	128,746	236,173
Total Revenues	31,536	79,480	153,221	267,778

OPERATING EXPENSES
Cost of product sales	7,838	20	13,289	21,003
Professional fees	28,827	11,576	59,154	66,423
General and administrative	522,033	429,012	1,490,095	1,219,260
Provision for merchant cash advances	(105,798)	37,191	374,087	59,430
Total Operating Expenses	452,900	477,799	1,936,625	1,366,116

LOSS FROM OPERATIONS	(421,364)	(398,319)	(1,783,404)	(1,098,338)

OTHER INCOME (EXPENSE)
Other income	-	-	1,000	-
Interest expense	(191,868)	(52,320)	(515,945)	(105,184)

Loss before income taxes	(613,232)	(450,639)	(2,298,349)	(1,203,522)

Provision for income taxes	-	-	-	-

NET LOSS	(613,232)	(450,639)	(2,298,349)	(1,203,522)

Non-controlling interest share of loss	20,245	18,229	51,520	35,856
Dividends on preferred stock	-	(1,650)	-	(11,550)

Net loss attributed to shareholders of First Foods Group, Inc.	$(592,987)	$(434,060)	$(2,246,829)	$(1,179,216)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.03)	$(0.02)	$(0.11)	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	21,804,346	18,264,026	21,208,267	18,014,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group,	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	deficit

Balance at December 31, 2019	1,133,333	$1,133	20,313,771	$20,314	$9,116,998	$(10,293,260)	$(1,154,815)	$(61,078)	$(1,215,893)

Common stock issued to consultants for services	-	-	400,000	400	95,600	-	96,000	-	96,000
Common stock issued for related party loan	-	-	25,000	25	4,975	-	5,000	-	5,000
Common stock issued with loans payable	-	-	224,000	224	53,908	-	54,132	-	54,132
Warrants issued for director services	-	-	-	-	197,348	-	197,348	-	197,348
Warrants issued with loan payable	-	-	-	-	20,717	-	20,717	-	20,717
Warrants issued in lieu of deferred compensation	-	-	-	-	250,000	-	250,000	-	250,000
Net loss	-	-	-	-	-	(1,069,147)	(1,069,147)	(13,349)	(1,082,496)
Balance at March 31, 2020	1,133,333	$1,133	20,962,771	$20,963	$9,739,546	$(11,362,407)	$(1,600,765)	$(74,427)	$(1,675,192)

Common stock issued to consultants for services	-	-	150,000	150	25,200	-	25,350	-	25,350
Common stock issued for related party loan	-	-	445,000	445	94,699	-	95,144	-	95,144
Warrants issued for director services	-	-	-	-	72,348	-	72,348	-	72,348
Net loss	-	-	-	-	-	(584,695)	(584,695)	(17,926)	(602,621)
Balance at June 30, 2020	1,133,333	$1,133	21,557,771	$21,558	$9,931,793	$(11,947,102)	$(1,992,618)	$(92,353)	$(2,084,971)

Common stock issued for cash to a related party	-	-	249,999	250	49,750	-	50,000	-	50,000
Common stock issued for related party loan	-	-	35,000	35	8,365	-	8,400	-	8,400
Common stock issued with loans payable	-	-	150,000	150	45,350	-	45,500	-	45,500
Stock based compensation	-	-	-	-	103,644	-	103,644	-	103,644
Warrants issued for director services	-	-	-	-	114,409	-	114,409	-	114,409
Net loss	-	-	-	-	-	(592,987)	(592,987)	(20,245)	(613,232)
Balance at September 30, 2020	1,133,333	$1,133	21,992,770	$21,993	$10,253,311	$(12,540,089)	$(2,263,652)	$(112,598)	$(2,376,250)

Balance at December 31, 2018	1,133,333	$1,133	17,709,087	$17,709	$7,081,559	$(7,637,029)	$(536,628)	$8,382	$(528,246)

Common stock issued to consultants for services	-	-	7,500	8	1,492	-	1,500	-	1,500
Warrants issued for director services	-	-	-	-	71,553	-	71,553	-	71,553
Warrants issued for consultant services	-	-	-	-	25,385	-	25,385	-	25,385
Common stock issued for services	-	-	100,000	100	29,900	-	30,000	-	30,000
Common stock issued for loans payable	-	-	50,000	50	7,075	-	7,125	-	7,125
Dividend on preferred stock	-	-	-	-	(4,950)	-	(4,950)	-	(4,950)
Net loss	-	-	-	-	-	(359,544)	(359,544)	(7,047)	(366,591)
Balance at March 31, 2019	1,133,333	$1,133	17,866,587	$17,867	$7,212,014	$(7,996,573)	$(765,559)	$1,335	$(764,224)

Common stock issued to consultants for services	-	-	176,415	176	40,074	-	40,250	-	40,250
Warrants issued for director services	-	-	-	-	72,348	-	72,348	-	72,348
Warrants issued for consultant services	-	-	-	-	7,479	-	7,479	-	7,479
Common stock issued with loans payable	-	-	12,500	13	3,675	-	3,688	-	3,688
Dividend on preferred stock	-	-	-	-	(4,950)	-	(4,950)	-	(4,950)
Net loss	-	-	-	-	-	(375,712)	(375,712)	(10,580)	(386,292)
Balance at June 30, 2019	1,133,333	$1,133	18,055,502	$18,056	$7,330,640	$(8,372,285)	$(1,022,456)	$(9,245)	$(1,031,701)

Common stock issued to consultants for services	-	-	119,167	119	32,031	-	32,150	-	32,150
Warrants issued for director services	-	-	-	-	73,143	-	73,143	-	73,143
Warrants issued for consultant services	-	-	-	-	1,315	-	1,315	-	1,315
Common stock issued with loans payable	-	-	250,000	250	99,750	-	100,000	-	100,000
Warrants issued with loan payable	-	-	-	-	99,925	-	99,925	-	99,925
Dividend on preferred stock	-	-	-	-	(1,650)	-	(1,650)	-	(1,650)
Net loss	-	-	-	-	-	(432,410)	(432,410)	(18,229)	(450,639)
Balance at September 30, 2019	1,133,333	$1,133	18,424,669	$18,425	$7,635,154	$(8,804,695)	$(1,149,983)	$(27,474)	$(1,177,457)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,298,349)	$(1,203,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	121,350	119,330
Non-employee stock based compensation - related party	-	18,750
Employee stock based compensation	487,749	217,043
Amortization of debt discount	355,555	44,382
Depreciation and amortization expense	24,037	-
Change in merchant allowance	345,580	-
Provision for merchant cash advances	374,087	59,430
Non-cash lease expense	14,018	-
Changes in operating assets and liabilities:
Accounts receivable	13,063	(27,045)
Inventory	(12,601)	(18,394)
Merchant cash advances	8,495	82,962
Deferred merchant advance commissions	15,242	39,343
Prepaid expenses and other current assets	(12,250)	(20,228)
Operating lease liabilities	(13,913)	-
Accounts payable and accrued liabilities	513,497	388,676
Deferred revenue	10,041	(29,070)
Net cash used in operating activities	(54,399)	(328,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(197,924)	-
Net cash used in investing activities	(197,924)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	-
Dividend payment	-	(18,150)
Proceeds from loans	351,200	325,000
Repayment of loans	(116,655)	-
Proceeds from related party loans	80,000	-
Repayments of related party loans	(60,000)	-
Net cash provided by financing activities	304,545	306,850

NET INCREASE (DECREASE) IN CASH	52,222	(21,493)
CASH AT BEGINNING OF PERIOD	24,353	30,426
CASH AT END OF PERIOD	$76,575	$8,933

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$99,632	$110,814
Common stock issued with related party loans	$108,544	$-
Warrants issued with loans	$20,717	$99,924
Warrants issued in lieu of deferred compensation	$250,000	$-
Purchase of assets and settlement of accrued expenses through issuance of loan payable	$140,188	$-
Right-of-use assets obtained in exchange for liabilities	$267,704	$-

CASH PAID FOR:
Interest	$84,930	$59,480
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the “Company” or “First Foods”) is a smaller reporting company that is primarily focused on developing its specialty chocolate product line through its core business subsidiary, Holy Cacao, Inc., a Nevada corporation majority owned by the Company (“Holy Cacao”), and secondarily participating in merchant cash advances (“MCAs”) through its 1st Foods Funding Division. First Foods continues to pursue new foodservice brands and menu concepts.

Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” On November 26, 2019, the USPTO approved Holy Cacao’s trademark brand, “Purely Irresistible.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Southeast Edibles” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company acquired access to a fully equipped 6,000 square foot chocolate manufacturing facility that allows it to use its full complement of personnel to produce its specialty chocolate product line and sell it to manufacturing and wholesaling companies. On March 1, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On March 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards. On July 7, 2020, Michael Kaplan was appointed to the Board of Directors and, as of August 1, 2020, accepted the role of Chief Marketing Officer with authority to oversee the Company’s sales and marketing operations, and responsibility for developing oversight processes and procedures. On August 4, 2020, the Company retained Moises Davidovits as its full-time chocolatier. Mr. Davidovits is a third-generation chocolatier who is responsible for the manufacturing, packaging and distribution of the Company’s chocolate product line, as well as the formulation of all of the Company’s proprietary chocolate recipes. On October 19, 2020, the Company entered into a chocolate sales agreement with B&A Brokerage for the greater metropolitan New York area.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2020, the Company had approximately $370,600 in third-party short term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In December 2019, a novel strain of coronavirus surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations and cash flows as of September 30, 2020 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be materially affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of September 30, 2020 and through the filing date of the financial statements, the Company has continued to collect receivables from its cash advances but has experienced an increase in payment delinquencies and has had two customers renegotiate the terms of their cash advances due to COVID-19. The Company has taken a reserve allowance on its MCA’s.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2020 may not be indicative of results for the full year.

The noncontrolling interest represents the proportionate share of the proceeds received and also the income and loss pickup from the fifteen-percent sale of equity interest in our 85% owned subsidiary; Holy Cacao.

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At September 30, 2020, the Company reserved an amount equal to 75% of the outstanding merchant cash advance balance at period end based on the potential impact of COVID 19. In addition, during the nine months ended September 30, 2020 the Company wrote off 25 merchant advances for a total of $28,507. These expenses are included in provision for merchant cash advances expense on the accompanying unaudited condensed consolidated statements of operations.

Revenue Recognition

We completed, related to our merchant cash advance business line, our assessment of the impact of Accounting Standards Codification (“ASC”) 606 and determined that we recognize revenue in accordance with ASC 860, Transfers and Servicing, which is explicitly excluded from the scope of ASC 606. We participate in the servicing of merchant cash advances that have been provided to third parties, which in accordance with ASC 860, causes us to recognize merchant cash advance (“MCA”) income. We also have product sales from our Holy Cacao division that follow ASC 606.

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

Inventory consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Raw Materials	$44,349	$2,854
Work in Process	1,955	5,410
Finished Goods	6,667	2,292
Total	$52,971	$10,556

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of property and equipment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the nine months ended September 30, 2020 and 2019.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the three months ended September 30, 2020 and 2019, were approximately $16,500 and $29,000, respectively. The research and development costs for the nine months ended September 30, 2020 and 2019, were approximately $48,600 and $63,000, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2020 and December 31, 2019, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of September 30, 2020 and 2019 because their effect would be antidilutive.

The Company had 4,899,750 and 653,750 warrants to purchase common stock outstanding at September 30, 2020 and 2019, respectively. The Company had 4,470,000 and 3,370,000 warrants to purchase Series B preferred stock outstanding at September 30, 2020 and 2019, respectively. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock. Additionally, the Company has 473,332 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 2,366,660 and 660,000 shares of common stock at September 30, 2020 and 2019, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019, were approximately $6,600 and $44,500, respectively and approximately $27,600 and $89,400, for the nine months ended September 30, 2020 and 2019, respectively.

Non-Controlling Interests in Condensed Consolidated Financial Statements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC 810-10-65-1, to clarify that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the condensed consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the unaudited condensed consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into a subscription agreement for the sale of a ten-percent equity interest in its then wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. During the year ended December 31, 2019, 5% equity was issued to a service provider due to the completion of Holy Cacao’s first sale of its product, as per the agreement with the service provider. The Company’s periodic reporting now includes the results of operations of Holy Cacao, with the fifteen-percent ownership reported as non-controlling interests. For the three and nine months ended September 30, 2020, the cost of goods sold was approximately $7,800 and $13,300, respectively, and the operating expense for Holy Cacao was approximately $168,500 and $383,500, respectively. There was approximately $12,100 and $24,500 of revenue for Holy Cacao for the three and nine months ended September 30, 2020, respectively.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary (see Note 6). As of September 30, 2020 and December 31, 2019, the Company has accrued $266,667 and $329,167, respectively, in relation to the employment agreements and $19,672 and $16,953, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. As of September 30, 2020, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

As of September 30, 2020, the Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance as of September 30, 2020 was $67,095.

Related Party Loans

			September 30, 2020	December 31, 2019
1.	Note payable at 12%, matures 10/31/2020	{a} *	$100,000	$100,000
2.	Non-interest bearing note payable, matures on 4/25/2021	*	179,813	179,813
3.	Note payable at 12%, matures 12/13/2020. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{b} *	100,000	100,000
4.	Note payable at 12%, matures 4/9/2021. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{c} *	250,000	250,000
5.	Non-interest bearing note payable, matures on 11/15/2020. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{d} *	20,000	-
	Unamortized debt discount		(47,213)	(9,190)
	Total		$602,600	$620,623

________

{a} - On October 16, 2020, the Company extended the note to April 17, 2021 based on the same terms and conditions.

{b} ‐ On September 10, 2020, the Company extended the note to December 13, 2020 based on the same terms and conditions. In association with this and prior extensions the company issued 35,000 and 60,000 shares of common stock, respectively, with a total fair value of $18,944, which will be recorded a debt discount and amortized over the life of the loan.

{c} ‐ On April 10, 2020, the Company extended the note to April 9, 2021 based on the same terms and conditions. In association with the extension the company issued 250,000 shares of common stock with a fair value of $60,000, which will be recorded a debt discount and amortized over the life of the loan.

{d} ‐ On June 28, 2020, the Company issued a non-interest bearing promissory note of $80,000. In connection with this note the company issued 160,000 shares of common stock with a fair value of $29,600, which was recorded as a debt discount and amortized over the life of the loan. On October 19, 2020, the Company paid back the remaining $20,000. See Note 10.

* ‐ unsecured note

During the three months ended September 30, 2020 and 2019, the Company recorded $39,053 and $6,055 of interest expense related to the amortization of debt discount and $13,611 and $12,407 of regular interest, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded $70,522 and $17,967 of interest expense related to the amortization of debt discount and $40,537 and $36,730 of regular interest, respectively. As of September 30, 2020 and December 31, 2019, accrued interest was $39,778 and $21,753, respectively.

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the three months ended September 30, 2020 and 2019, the Company recorded $73,143 as compensation expense related to the warrants. For the nine months ended September 30, 2020 and 2019, the Company recorded $217,839 and $217,043 as compensation expense related to the warrants, respectively.

On February 26, 2019, the Company entered into director agreements with each of the Directors of the Company. Pursuant to the agreements, each Director may be compensated with share-based and/or cash-based compensation. The Directors’ compensation for the period January 1, 2019 through December 31, 2019 was $10,000 per quarter per Director to be paid on a date determined by the Board of Directors. In addition, the Directors were able to receive a one-time award of the ability to purchase a particular amount of warrants, as determined by the Board of Directors. On January 1, 2020, the director agreements were renewed with the same terms. As of September 30, 2020 and December 31, 2019 the Company has accrued $280,000 and $160,000, respectively, in relation to the director agreements.

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

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors.

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

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 we entered into (i) a Subscription Agreement with Mr. Kaplan to sell to him one million (1,000,000) shares of common stock at a purchase price of $0.20 per share for a total purchase price of $200,000, which shares shall be purchased in twelve (12) equal monthly installments of 83,333 shares (the last installment to cover 83,337 shares) with the initial purchase occurring on the date thereof and subsequent installments on each monthly anniversary thereafter (ii) a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model; and (iii) an arrangement with Mr. Kaplan that in the event he raises outside investment in the Company in the amount of $500,000 - $2,000,000, he will receive a warrant with one underlying share for each dollar he so raises.

The warrants shall vest upon the occurrence to the Company of certain milestone events through the efforts of the consultant. (See Note 6).

If terminated with cause by the Company, the consultant shall not thereafter be entitled to any form of compensation, the unvested warrants shall terminate, and he shall be paid a buyout fee in the amount of 250,000 fully vested warrants. If terminated without cause by the Company, all unvested warrants shall be accelerated and vest in one-half the time it was previously scheduled to vest.

Effective August 1, 2020, Mr. Kaplan will also have the title Chief Marketing Officer with authority to oversee the Company’s sales and marketing operations, and responsibility for developing oversight processes and procedures.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
Leasehold improvements	$40,000	$-
Equipment	238,111	-
Less: Accumulated depreciation and amortization	(24,037)	-
Total	$254,074	$-

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accounts payable	$523,630	$305,679
Interest	97,727	24,136
Salaries	326,339	386,121
Other	55,513	35,739
Total	$1,003,209	$751,675

NOTE 5 – LOANS AND LONG-TERM LOANS

			September 30, 2020	December 31, 2019
1.	Note payable at 12%, matures 7/24/2021. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{a} *	$50,000	$100,000
2.	Note payable at 12%, matures 1/22/2021. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	18,000	18,000
3.	Note payable at 12%, matures 1/8/2022. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{b} *	50,000	50,000
4.	Note payable at 12%, matures 6/11/2021. In connection with the original issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	25,000	25,000
5.	Note payable at 12%, matures 7/21/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	250,000	250,000
6.	Note payable at 12%, matures 10/1/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	410,000	410,000
7.	Note payable at 12%, matures 10/15/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	140,000	140,000
8.	Note payable at 12%, matures 10/30/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	200,000	200,000
9.	Note payable at 12%, matures 7/9/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	60,000	-
10.	Note payable at 12%, matures 1/28/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	96,000	-
11.	Note payable at 3.75%, matures 6/25/2050.	**	150,000	-
12.	Non-interest bearing note payable, matures on 9/30/2021.	{c} *	73,533	-
13.	Note payable at 12%, matures 3/9/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{d} *	50,000	-
	Unamortized debt discount		(384,605)	(544,490)
	Total		1,187,928	648,510
	Less: short term loans, net		370,588	165,270
	Total long-term loans, net		$817,340	$483,240

__________

{a} - On July 24, 2020, the Company extended the note to July 24, 2021 based on the same terms and conditions. In association with the extension the company issued 50,000 shares of common stock with a fair value on $17,500, which will be recorded a debt discount and amortized over the new life of the loan.

{b} - On July 8, 2020, the Company extended the note to January 8, 2022 based on the same terms and conditions. In association with the extension the company issued 50,000 shares of common stock with a fair value on $16,000, which will be recorded a debt discount and amortized over the new life of the loan.

{c} - On June 23, 2020, the Company issued a non-interest bearing promissory note for $140,188. In exchange for this note the Company received $80,187 of equipment and leasehold improvement, $29,814 of inventory, $18,224 of prepaid expenses and $11,963 of settlement of accrued expenses. During the period the Company made $66,655 of payments.

{d} - On September 10, 2020, the Company issued a promissory note for $50,000. In connection with this note the company issued 50,000 shares of common stock with a fair value of $12,000, which was recorded as a debt discount and amortized over the life of the loan.

* ‐ unsecured note
** ‐ secured note and collateralized by all tangible and intangible personal property

During the three months ended September 30, 2020 and 2019, the Company recorded $97,181 and $21,926 of interest expense related to the amortization of debt discount and $41,037 and $11,591 of regular interest, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded $285,033 and $26,415 of interest expense related to the amortization of debt discount and $117,996 and $21,588 of regular interest, respectively. As of September 30, 2020 and December 31, 2019, accrued interest was $57,949 and $2,383, respectively.

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

On June 23, 2020, the Company entered into a new lease agreement and the above mentioned agreement is now inactive. (See Note 7).

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

On July 7, 2020, the Company sold 83,333 shares of common stock at a purchase price of $0.20 per share for a total purchase price of $16,667.

On July 8, 2020, the Company issued 50,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with the amendment of the third party note 3. (See Note 5).

On July 24, 2020, the Company issued 50,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with the amendment of the third party note 1. (See Note 5).

On August 7, 2020, the Company sold 83,333 shares of common stock at a purchase price of $0.20 per share for a total purchase price of $16,667.

On September 7, 2020, the Company sold 83,333 shares of common stock at a purchase price of $0.20 per share for a total purchase price of $16,667.

On September 10, 2020, the Company issued 50,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with third party note 13. (See Note 5).

On September 10, 2020, the Company issued 35,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with the extension of the maturity date of related party note 3. (See Note 2).

Warrant Activity

Common Stock Warrants

On February 5, 2019, the Company signed a Consulting Agreement for a six (6) month term with a consultant to run the day-to-day manufacturing, packaging and distribution of the Company’s chocolate product line. The Consulting Agreement has a $7,000 monthly fee. In addition, the Company issued a warrant to the Consultant to purchase 60,000 shares of the Company’s common stock at the closing market price of $0.30 on February 5, 2019 with a term of three (3) years. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $0.30; fair market value of underlying stock of $0.30; expected term of 3 years; risk free rate of 2.50%; volatility of 388.56%; and dividend yield of 0%. The total fair value of these warrants is $17,988 and was expensed at issuance. On August 4, 2020, the Company entered into an employee agreement with the Consultant.

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

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. Mr. Kaplan’s compensation as a director for the initial twelve months will consist of one million (1,000,000) warrants which will vest at the rate of 83,333 warrants per month for the initial eleven months and the balance in the twelfth month, provided he is a director on each vesting date, with the initial tranche vesting on the day he takes office and then on each monthly anniversary of such date thereafter. Each Warrant will be exercisable for 36 months after it vests and will be exercisable at a price of $0.18 per share. The warrants are valued at $177,200 based on the Black Scholes Model.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants shall vest upon the occurrence to the Company of the following milestone events through the efforts of the consultant:

No. of Warrants	Milestone
100,000	Acceptance by the Company of a full go-to market strategy for the Company's products. This milestone has been achieved as of September 30, 2020.
100,000	Acceptance by the Company of a social marketing platform and PR strategy and onboarding of such.
300,000/500,000	300,000 for each MULO retailer that is onboarded - regardless of store count carrying the product; and 500,000, if the onboarded MULO is a national chain.
300,000	Deliverance of full due diligence package for each potential acquisition for which the Company requests the consultant perform due diligence
500,000	Upon the closing of any acquisition which the consultant brought to the Company and provided due diligence.
500,000	Additional compensation in board seat agreement.

On July 31, 2020, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock to a consultant for services. The warrants are valued at $31,500 based on the Black Scholes Model and were fully vested at issuance.

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty four thousand dollars ($84,000). As part of the agreement the Company issued a warrant to the employee to purchase 300,000 shares of the Company’s common stock with a term of three (3) years. The warrants are valued at $97,470 based on the Black Scholes Model. In addition, the employee will receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Each of the warrants will be exercisable within a three-year period from the date of issue. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following six months.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2018	343,750	$0.08
Granted	1,060,000	0.31
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2019	1,403,750	$0.26
Granted	3,496,000	0.20
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2020	4,899,750	$0.21

As of September 30, 2020, 1,978,917 warrants for common stock were exercisable and the intrinsic value of these warrants was $93,198, the weighted average remaining contractual life for warrants outstanding was 3.12 years and the remaining expense is $515,660 over the remaining amortization period which is 1.75 years.

As of September 30, 2019, 653,750 warrants for common stock were exercisable and the intrinsic value of these warrants was $95,350 and the weighted average remaining contractual life for warrants outstanding was 2.23 years.

Preferred Stock Warrants

On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary. The warrants have an exercise price of $0.75 per share, are fully vested at issuance, and are exercisable from March 18, 2020 through March 17, 2030. The fair value of these warrants was $375,000 and the additional $125,000 over the deferred salary amount was recorded as compensation expense during the nine months ended September 30, 2020. As a result of this issuance, the price protection clause on the director’s warrants issued on December 31, 2019 was triggered resulting in the warrants being reset to an exercise price of $0.75, and the effect was immaterial.

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2018	3,370,000	$0.57
Granted	600,000	1.20
Outstanding, December 31, 2019	3,970,000	$0.67
Granted	500,000	0.75
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2020	4,470,000	$0.68

As of September 30, 2020, 4,350,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $2,658,600, the weighted average remaining contractual life for warrants outstanding was 7.63 years and the remaining expense is $73,143 over the remaining amortization period which is 3 months.

As of September 30, 2019, 2,770,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $2,723,600, the weighted average remaining contractual life for warrants outstanding was 8.06 years and the remaining expense is $364,124 over the remaining amortization period which is 1.25 years.

NOTE 7 – LEASES

On June 23, 2020, the Company entered into an operating lease agreement with a term of 4 years, and an option to extend for three years, comprising of office and warehouse space. This option is included in the lease term when it is reasonably certain that the option will be exercised and failure to exercise such option will result in economic penalty and as such the option to extend for the three year term is not included in the below calculation.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 3.58 years, with a weighted-average discount rate of 12.00%.

For the three and nine months ended September 30, 2020, the Company incurred lease expense for its operating leases of $21,911, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

The Company had operating cash flows used in operating leases of $21,806 for the nine months ended September 30, 2020.

The company does not include the non-lease components that are associated with the lease and accounts for them outside of the lease in accordance with ASC Topic 842 Leases. The percentage of cost associated with the lease component was 100%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2020.

Maturity of Lease Liability
Remainder of 2020	$21,806
2021	85,860
2022	86,881
2023	89,487
2024	30,122
Total undiscounted operating lease payments	$314,156
Less: Imputed interest	60,365
Present value of operating lease liabilities	$253,791

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

On October 10, 2019, the Company signed a master distribution agreement with CBD Unlimited, Inc., which is a public company and a master distributor, to distribute the Company’s hemp-based chocolate products. The term of this agreement is four years. The agreement includes the issuance of 250,000 shares of the Company’s common stock at the closing market price of $0.26 per share as of the date of the agreement. Additionally, the Company shall pay the distributor a commission for its services hereunder amounting to applicable percentage of the sales price of any sales or sales contract with a customer.

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

As of September 30, 2020, the Company’s receivables from merchant cash advances included $90,793 from two merchants ($56,153 and $34,640), representing 61% of the Company’s merchant cash advances. The Company earned $9,919 of MCA income from one merchant, representing 51% of the Company’s MCA income for the three months ended September 30, 2020. The Company earned $92,723 of MCA income from two merchants ($67,100 and $25,623), representing 72% of the Company’s MCA income for the nine months ended September 30, 2020.

As of December 31, 2019, the Company’s receivables from merchant cash advances included $713,124 from two merchants ($179,853 and $533,271), representing 91% of the Company’s merchant cash advances. The Company earned $44,073 of MCA income from one merchant, representing 56% of the Company’s MCA income for the three months ended September 30, 2019. The Company earned $102,987 of MCA income from one merchant representing 44% of the Company’s MCA income for the nine months ended September 30, 2019.

As of September 30, 2020, there was no accounts payable concentration other than amounts owed to related parties which makes up 72% of the balance. As of December 31, 2019, there was no accounts payable concentration other than amounts owed to related parties which makes up 61% of the balance.

For the three months ended September 30, 2020, the Company had purchase concentrations of 36%, 27%, and 25% from three vendors. For the nine months ended September 30, 2020, the Company had purchase concentrations of 64% and 12% from two vendors. For the three and nine months ended September 30, 2019, the Company had purchase concentrations of 100% from one vendor.

NOTE 10 – SUBSEQUENT EVENTS

On October 15, 2020, the Company entered into a chocolate sales agreement with a sales consultant. The Consultant will receive a commission of the gross sales (net of returns) that were directly generated by the consultant to new customers. The Consultant shall receive a sales commission of the gross sales (net of returns) directly generated by the Consultant to such distributor and such distributor shall receive a commission of such gross sales (net of returns). Commissions shall be paid within 30 days of the end of the quarter in which they are deemed earned. In addition, once Salesman has made $75,000 of gross sales (net of returns) he shall receive 75,000 shares of the Company’s common stock. This agreement shall continue for sixty days from the date of the agreement and will automatically extend for additional successive sixty day terms unless written notice is delivered at least thirty days prior to the end of the current term.

On October 16, 2020, the Company extended the related party note 1 to April 17, 2021 based on the same terms and conditions. (See Note 2).

On October 19, 2020, the Company paid back the remaining $20,000 balance due to related party note 5. (See Note 2).

On October 19, 2020, the Company entered into a chocolate sales agreement with B&A Brokerage for the greater metropolitan New York area. The term of the agreement is for one year and will automatically renew itself in one year increments unless either party gives written notice of termination at least sixty days prior to the end of the term. During the initial term, the broker will receive a minimum monthly commission or a percentage of paid invoices for all sales in the territory, whichever is greater. After the initial term, the broker will receive a monthly commission of paid invoices for all sales in the territory.

On October 29, 2020, the Company sold 83,333 shares of common stock at a purchase price of $0.20 per share for a total purchase price of $16,667.

On November 6, 2020, the Company entered into a non-interest-bearing promissory note with Hershel Weiss, a related party director of the Company, for $20,000 with a due date of April 6, 2021.

On November 9, 2020, the Company entered into an agreement with a consultant. The consultant shall provide the following services: develop a marketing plan and act as a sales agent with respect to the sale of various products by the Company. As compensation for the services, the consultant shall receive a cash payment in an amount in excess of 9% of the profit margin.  However, in the event the average closing price of the Company’s common stock on the common stock’s primary market over the final ten (10) trading days of any month is greater than or equal to $0.50, then the cash compensation for such month shall only be the amount of profit margin generated by the sales of the products in excess of 14% of gross sales and the amount of profit margin between 9% and 14% of gross sales shall completely belong to the Company. Prior to the payment date of each month, the consultant can elect to receive all or part of the cash compensation due for such month in the form of common stock by providing written notice of such election to the Company. The number of shares to be issued shall be calculated based upon a per share value equal to 80% of the valuation price. This agreement shall commence on the effective date and shall continue for a term of two (2) years. Prior to six months after the effective date this agreement may not be cancelled without cause. After six months this agreement may be sooner terminated by either party upon sixty days written notice.

On November 9, 2020, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to three million (3,000,000) shares to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales generated by the sales consultant at the end of each month multiplied by a fixed percentage of nine percent (9%) divided by the last closing market price of the shares as of the effective date. In addition to the shares issued, the sales consultant shall be issued one million, five hundred thousand (1,500,000) warrants to purchase shares. One warrant shall be fully vested for every two shares issued. The exercise price of each warrant shall be equal to the grant price and each warrant shall be exercisable for thirty-six (36) months following the date of vesting. Until such time as the shares underlying the warrants are registered, the warrants may be exercised via a cashless exercise.

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

(a)	volatility or decline of First Foods’ stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of First Foods to earn significant revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	rapid adverse changes in markets; due to among other things, war, terrorism, weather conditions, environmental factors, pandemic, economic crises, legislation, etc.;

(f)	litigation with or legal claims and allegations by outside parties against First Foods, including but not limited to challenges to First Foods’ intellectual property rights; and

(g)	reliance on proprietary merchant advance credit models, which involve the use of qualitative factors that are inherently judgmental and which could result in merchant defaults.

In December 2019, a novel strain of coronavirus surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations, and cash flows as of September 30, 2020 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of September 30, 2020 and through the filing date of the financial statements, the Company has continued to collect its receivables from its cash advances but has experienced an increase in payment delinquencies and has had two customers renegotiate the terms of their cash advance due to COVID-19.

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

First Foods is primarily focused on developing its specialty chocolate product line through its core business subsidiary, Holy Cacao, and secondarily participating in MCAs through its 1st Foods Funding Division. First Foods continues to pursue new foodservice brands and menu concepts.

Holy Cacao is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates. The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. On February 27, 2019, the United States Patent and Trademark Office (the “USPTO”) approved Holy Cacao’s trademark brand, “The Edibles’ Cult.” On November 26, 2019, the USPTO approved Holy Cacao’s trademark brand, “Purely Irresistible.” The Company has submitted multiple applications to the USPTO for additional brand names, including “Mystere” and “Southeast Edibles” among others. On February 5, 2019, the Company signed a Consulting Agreement with a consultant to assist in the manufacturing, packaging and distribution of the Company’s chocolate product line. On March 26, 2019, the Company acquired access to a fully equipped 6,000 square foot chocolate manufacturing facility that allows it to use its full complement of personnel to produce its specialty chocolate product line and sell it to manufacturing and wholesaling companies. On March 1, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On March 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards. On July 7, 2020, Michael Kaplan was appointed to the Board of Directors and, as of August 1, 2020, accepted the role of Chief Marketing Officer with authority to oversee the Company’s sales and marketing operations, and responsibility for developing oversight processes and procedures. On August 4, 2020, the Company retained Moises Davidovits as its full-time chocolatier. Mr. Davidovits is a third-generation chocolatier who is responsible for the manufacturing, packaging and distribution of the Company’s chocolate product line, as well as the formulation of all of the Company’s proprietary chocolate recipes. On October 19, 2020, the Company entered into a chocolate sales agreement with B&A Brokerage for the greater metropolitan New York area.

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

Results of Operations for the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

We had $31,536 of revenue for the three months ended September 30, 2020 compared to $79,480 in revenue for the three months ended September 30, 2019. The decrease in revenue was driven by a decrease of participation in merchant cash advances due to Covid-19.

Cost of product sales for the three months ended September 30, 2020 was $7,838 compared to $20 for the three months ended September 30, 2019. The increase in cost of product sales was due to an increase in product sales.

Professional fees for the three months ended September 30, 2020 was $28,827 compared to $11,576 for the three months ended September 30, 2019. The increase in professional fees was due to an increase in legal fees.

General and administrative expenses for the three months ended September 30, 2020 was $522,033 compared to $429,012 for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase in employee-related cost due to headcount growth.

Provision for merchant cash advances for the three months ended September 30, 2020 was ($105,798) compared to $37,191 for the three months ended September 30, 2019. The decrease in provision for merchant cash advances was due to lowering the reserve allowance for our merchant cash advances.

Results of Operations for the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

We had $153,221 of revenue for the nine months ended September 30, 2020 compared to $267,778 in revenue for the nine months ended September 30, 2019. Our decrease in revenue was the result of a decrease in product sales and participation in merchant cash advances.

Cost of product sales for the nine months ended September 30, 2020 was $13,289 compared to $21,003 for the nine months ended September 30, 2019. The decrease in cost of product sales was due to a decrease in product sales.

Professional fees for the nine months ended September 30, 2020 was $59,154 compared to $66,423 for the nine months ended September 30, 2019. This decrease in professional fees was due to lower legal expenses.

General and administrative expenses for the nine months ended September 30, 2020 was $1,490,095 compared to $1,219,260 for the nine months ended September 30, 2019. The increase in general and administrative expenses was due to increased costs associated with expanding the business, an increase in employee-related cost due to headcount growth, consulting and accounting fees, research and development expenses, depreciation expense and insurance expense. These increases were offset by decreases to advertising and promotion, charitable contributions, lower fees and commissions for our cash advances and travel.

Provision for merchant cash advances for the nine months ended September 30, 2020 was $374,087 compared to $59,940 for the nine months ended September 30, 2019.The increase in provision for merchant cash advances was due to an increase in our reserve allowance for our merchant cash advances related to Covid-19.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 amounted to $54,399 and $328,343, respectively. This includes a net loss of approximately $2,300,000, offset by non-cash expenses of approximately $1,720,000 related to stock-based compensation, depreciation and amortization expense, reserves for merchant cash advances and non-cash lease expense, and approximately $520,000 related to the change in net assets and liabilities which includes the increase in accounts payable and accrued liabilities, deferred revenue, inventory, prepaid expenses and other current assets and a decrease in accounts receivable, operating lease liabilities and deferred merchant cash commissions. This resulted in a working capital deficiency of $(1,872,007) at September 30, 2020 compared to $(732,653) at December 31, 2019.

Investing Activities

Net cash used in investing activities amounted to $197,924 for the nine months ended September 30, 2020 and $0 for the nine months ended September 30, 2019. This was due to the purchase of equipment in 2020.

Financing Activities

Net cash provided by financing activities amounted to $304,545 for the nine months ended September 30, 2020 and $306,850 for the nine months ended September 30, 2019. This was due to an increase of proceeds from the sale of shares of common stock and from loans in 2020 vs 2019, partially offset by repayment of loans.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2020, the Company had approximately $370,600 of third party short term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In December 2019, a novel strain of coronavirus surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations, and cash flows as of September 30, 2020 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of September 30, 2020 and through the filing date of the financial statements, the Company has continued to collect its receivables from its cash advances but has experienced an increase in payment delinquencies and has had two customers renegotiate the terms of their cash advance due to COVID-19.

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

As of September 30, 2020, the Company’s receivables from merchant cash advances included $90,793 from two merchants ($56,153 and $34,640), representing 61% of the Company’s merchant cash advances. The Company earned $9,919 of MCA income from one merchant, representing 51% of the Company’s MCA income for the three months ended September 30, 2020. The Company earned $92,723 of MCA income from two merchants ($67,100 and $25,623), representing 72% of the Company’s MCA income for the nine months ended September 30, 2020.

As of December 31, 2019, the Company’s receivables from merchant cash advances included $713,124 from two merchants ($179,853 and $533,271), representing 91% of the Company’s merchant cash advances. The Company earned $44,073 of MCA income from one merchant, representing 56% of the Company’s MCA income for the three months ended September 30, 2019. The Company earned $102,987 of MCA income from one merchant representing 44% of the Company’s MCA income for the nine months ended September 30, 2019.

As of September 30, 2020, there was no accounts payable concentration other than amounts owed to related parties which makes up 72% of the balance. As of December 31, 2019, there was no accounts payable concentration other than amounts owed to related parties which makes up 61% of the balance.

For the three months ended September 30, 2020, the Company had purchase concentrations of 36%, 27%, and 25% from three vendors. For the nine months ended September 30, 2020, the Company had purchase concentrations of 64% and 12% from two vendors. For the three and nine months ended September 30, 2019, the Company had purchase concentrations of 100% from one vendor.

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

As of September 30, 2020, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2020, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 434,999 shares of the Company’s common stock during the three months ended September 30, 2020. All of these shares were exempt pursuant to Section 4(1) as they were issued privately without any advertising or finders/brokers fees paid to third parties.

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

By:	/s/ Harold Kestenbaum	Dated: November 12, 2020
Harold Kestenbaum,
Chairman of the Board and
Interim Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: November 12, 2020
Mark J. Keeley,
Chief Financial Officer

