Form 10-K
period 2020-12-31
First Foods Group, Inc.
filed 2021-03-03
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒   No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,909,951 as of June 30, 2020 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported).

There were 22,628,610 shares of the registrant’s common stock outstanding as of March 2, 2021.

PART I

Item 1. Business.

First Foods Group, Inc. (the “Company” or “First Foods”) is a smaller reporting company focused on developing its specialty chocolate product line through its Holy Cacao subsidiary and participating in merchant cash advances (“MCAs”) through its 1st Foods Funding Division. First Foods continues to pursue new brands and concepts, including the wholesaling of various health-related products.

Holy Cacao is a majority owned subsidiary that is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates.

The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. Holy Cacao holds two trademarks for the brands, “The Edibles’ Cult.” and “Purely Irresistible” and the Company has submitted multiple trademark applications to the United States Patent and Trademark Office (the “USPTO”) for additional brand names, including “Mystere” and “Southeast Edibles” among others.

During the year ended December 31, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and purity of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On March 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards. The Company also retained Moises Davidovits as its full-time Master Chocolatier. Mr. Davidovits is a third-generation chocolatier who is responsible for the manufacturing, packaging and distribution of the Company’s chocolate product line, as well as the formulation of all of the Company’s proprietary chocolate recipes. On October 19, 2020, the Company entered into a chocolate sales agreement with B&A Brokerage for the greater metropolitan New York area. The Company also signed a lease agreement for a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product line for sale to retailers, manufacturing and wholesaling companies, and on-line customers.

Michael Kaplan was appointed to the Board of Directors and, as of August 1, 2020, accepted the role of Chief Marketing Officer with authority to oversee the Company’s retail and wholesale sales and marketing operations, and responsibility for developing oversight processes and procedures.

The Company currently has a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. The Company also provides cash advances directly to merchants through its First Foods Funding Division.

OUR PRINCIPAL PRODUCTS AND SERVICES

We are primarily focused on developing our specialty chocolate product line and related IP through our Holy Cacao subsidiary. We have developed twenty-three (23) proprietary recipes for our specialty chocolate product line that we have tested in a fully staffed and fully equipped state of the art manufacturing facility. We actively market our specialty chocolate product line on a full-time basis through multiple distribution and sales agreements, as well as through multiple industry specific trade shows, through our on-line website presence, and through our ongoing collaboration with a diverse team of leading industry consultants who specialize in media relations, public relations, and investor relations.

We are secondarily involved in merchant cash advance participations through our First Foods Funding Division. The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers.

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

Our Marketing Objectives are as follows:

•	Establishing and promoting our presence in our selected targeted market; and
•	Building a network of food service industry professional relationships and referrals.

To promote and market our products, we have invoked the following strategies:

•	Continued to enhance our online presence via our Company website reflecting our scope of products offered.
•	Continued online retail sales through our Southeast Edibles website.
•	Continued to expand our public relations (PR) campaign to obtain publicity and increase visibility for our business.
•	Retained Michael Kaplan as our Chief Marketing Officer.

Currently, the Company’s officers and directors promote our specialty hemp-based chocolate products, through various channels, including networking at local industry events and Internet sources. The Company does not actively market its merchant cash advance participation because all marketing activities are performed by TIER. We anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the food service and health-based wholesaling industry and by using technical and operational consultants, which will allow qualified individuals to join our management team and Board of Directors.

RESEARCH AND DEVELOPMENT

The Company has engaged market and branding consultants to assist its Master Chocolatier with the research and development of specialty hemp-based chocolate products targeted to particular states within the US.

EMPLOYEES

The Company’s employees consist of, Mark J. Keeley, who is a director and our Chief Financial Officer, Moises Davidovits, who is the Company’s Master Chocolatier, and three production assistants who report to Moises. Harold Kestenbaum is a director consultant serving in the role of interim Chief Executive Officer. Abraham Rosenblum is a director serving in the role of Secretary. Michael Kaplan is a director serving in the role of Chief Marketing Officer. These individuals, along with director Hershel Weiss, are responsible for overall Company operations, product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan. Additionally, our Master Chocolatier, Moises Davidovits, runs the day-to-day manufacturing, packaging and distribution of the Company’s specialty hemp-based chocolate product line.

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

Our officers and directors receive compensation for their services and are reimbursed for any out-of-pocket expenses they may incur on our behalf. We anticipate adding a permanent Chief Operations Officer over the next twelve (12) months and other employees and consultants as deemed necessary. We do not currently have any benefits, such as health or life insurance, available to our employee or directors.

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

The Company has incurred net losses since inception and will likely continue to incur net losses while it builds its business and as such it may not achieve or maintain profitability. The Company’s limited operating history makes it difficult to evaluate its business and prospects, and there is no assurance that the business of the Company will grow or that it will become profitable. As of December 31, 2020, the Company had a purchase concentration of 49% and 14% from two vendors. The concentration of the Company’s purchases creates a potential risk to future supply in the event that the Company is not able to obtain supplies from other vendors.

We have limited cash on hand which creates substantial doubt about our ability to continue as a going concern.

In their reports for the years ended December 31, 2020 and 2019, our auditors have expressed that substantial doubt exists about our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the twelve months following the audit report. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future. As a result, we will need to generate significant revenues or otherwise raise funds in order to achieve and maintain profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We will need additional financing which may not be available.

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

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key personnel leaves, is unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy.

The specialty food industry is very competitive, which may result in limited revenue for us, as well as increased expenses associated with marketing our products.

The specialty food business is highly competitive. We have retained a Chief Marketing Officer to expand our wholesale and retail market presence. We plan to compete against other providers of quality foods, some of which sell their services globally, and some of these providers have considerably greater resources than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.

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

Demand and market acceptance for our licensed brand and packaging for our hemp infused products are subject to a high level of uncertainty. This will also be true as we try to expand into the wholesaling of additional health-related products. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. Our marketing strategy may be unsuccessful and is subject to change as a result of a number of factors, including changes in market conditions (including the emergence of new market segments which in our judgment can be readily exploited through the use of our technology), the nature of possible license and distribution arrangements and strategic alliances which may become available to us in the future and general economic, regulatory and competitive factors. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our buyer’s proposed products. We currently have only limited resources to enhance our technology or to develop new products.

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

Although we do not presently have intentions to obtain credit lines, we will not be restricted from doing so and we may in the future determine that this is an effective way to capitalize the Company. In such a case, the use of leverage (debt) may increase both net returns as well as risk since we may not be able to pay interest obligations associated with our own borrowing.

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

Over the last few years, federal and state regulatory and other policymaking entities have taken an increased interest in marketplace and online lending, including online small business lending. For example, in July 2015, the U.S. Department of the Treasury issued a public request for information regarding expanding access to credit through online marketplace lending. Activity in various states has also increased, including in the states of California and New York. In December 2015, the California Department of Business Oversight announced an inquiry into the marketplace lending industry and requested information from fourteen marketplace and online lenders. The New York Department of Financial Services opened a formal investigation of marketplace and online lending in March 2019. In May 2019, the Federal Trade Commission held a forum, “Strictly Business,” that explored small business lending practices, regulations, and policies. The forum consisted of three panels: (1) Overview of the Small Business Financing Marketplace, (2) Case Study on Merchant Cash Advances, and (3) Consumer Protection Risks and the Path Ahead. These initiatives were presented as information gathering projects to assist federal and state officials in better understanding, among other things, the methods, role and impact of online and marketplace lending on credit markets. These initiatives either have resulted, or are expected to result, in policy recommendations that could impact merchant cash advance business practices and operations, if the recommendations result in new laws or regulations. As of December 31, 2020, the above federal and state initiatives have not resulted in formal regulation that could foreclose the future of merchant cash advances as a viable financial product. However, the aforementioned regulatory authorities have continued to respond to complaints that provide a glimpse into what merchant cash advance companies should expect in a regulated future for the industry. In particular, authorities consistently warn against the recharacterization of merchant cash advances as loans, which provides significant guidance for not only the drafting of MCA agreements, but also the underwriting and marketing of MCA. Also, if a federal or state regulatory authority were to enact legislation requiring licensure by commercial lenders or imposing certain applicable rate caps or other provisions inconsistent with current merchant cash advance business practices and alternative solutions were not available, we could be required to reevaluate our participation in merchant cash advances. We expect these and other types of legislative and regulatory activities to continue in the future as marketplace and online lending grow and become the subject of greater public interest. For example, with the prospect of easing regulatory burdens at the federal level under the current administration, some states have indicated their intention to take more aggressive regulatory action. We cannot predict the outcome of these or other comparable future activities, when or whether they will lead to new laws, regulations or other actions or what they might be. However, the impact and cost of any possible future changes to laws or regulations could be substantial and could also require us to change our business practices and operations in a manner that adversely impacts our business. Changes in laws or regulations, including recent changes under the Tax Cuts and Jobs Act of 2017 (and any related Treasury regulations, rules or interpretations, if and when issued), or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we currently conduct business or make it more difficult or costly for us to participate in merchant cash advances. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits and damage to the merchant cash advance industry, which could have a material adverse effect on our business and financial condition. A proceeding relating to one or more allegations or findings of our merchant cash advance provider’s violation of such laws could impair the ability to collect payments on advances or to participate in additional advances.

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

Coronavirus (“COVID-19”) creates significant uncertainty regarding potential business disruptions that could have a material adverse impact on the Company’s financial position.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations in the future. The Company’s operations have been affected by the recent and ongoing outbreak of COVID-19 which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it has resulted in a material adverse impact on the Company’s financial position, MCA operations and cash flows. COVID-19 has not had an adverse impact on the Company’s primary operations; Holy Cacao. As of December 31, 2019, the Company disclosed areas that either have or may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including, inventories and merchant cash advance receivables.

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

From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to and reliant upon certain exceptions promulgated under the Securities Act. Although current stockholders may have no current intention or ability to sell their shares, any substantial sales by holders of our common stock in the future pursuant to such exceptions may have a material adverse effect on the market price of our securities.

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

Our Certificate of Incorporation authorizes the issuance of preferred stock with such rights and preferences as our Board of Directors may determine from time to time in its sole discretion. Accordingly, under the Certificate of Incorporation, the Board may designate and issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights that could impact the rights of the holders of our common shares.

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

Companies quoted on the OTCQB must be current in their publicly filed reports containing information mandated under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

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

We have a large number of authorized but unissued shares of common and preferred stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock. Our management will continue to have broad discretion to issue shares of our common and preferred stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval. If our management determines to issue shares of our common or preferred stock with conversion rights or special voting rights from the large pool of authorized but unissued shares for any purpose in the future, your ownership position would be diluted without your further ability to vote on that transaction. Under the Company’s Certificate of Incorporation, the Board of Directors may designate and issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights that are senior in right to common stock. For example, the Company’s Class A Preferred Stock provides 50% voting rights to the Company’s two founding Directors.

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

Item 3. Legal Proceedings.

As of March 3, 2021, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “FIFG.”

The closing sales price of the Company’s common stock on March 1, 2021 was $0.30 per share.

Holders

As of the date of this report there were approximately 49 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends on our common stock during the year ended December 31, 2020.

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

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the year ended December 31, 2020.

Unregistered Sales of Securities

The Company issued warrants to purchase up to 3,496,000 and 1,060,000 shares of the Company’s common stock during the years ended December 31, 2020 and 2019, respectively.

The Company issued warrants to purchase up to 500,000 and 600,000 shares of the Company’s preferred series B stock during the year ended December 31, 2020 and 2019, respectively.

The unregistered sales of the warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sales and the warrants. The Preferred Shares were sold directly through our management. No commission or other consideration was paid in connection with the sales of the warrants and there was no advertisement or general solicitation made in connection with the offer and sales of the warrants.

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

General

First Foods is currently a “smaller reporting company” under the JOBS Act. A company loses its “smaller reporting company” status on (i) the day its public float becomes greater than or equal to $250,000,000 or (ii) had annual revenues of less than $100,000,000 and either: (A) had no public float or (B) had a public float of less than $700,000,000. As a “smaller reporting company,” First Foods is exempt from certain obligations of the Exchange Act, including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the Company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as a “smaller reporting company”, First Foods is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as First Foods qualifies as a “smaller reporting company.” In addition, a “smaller reporting company” may include less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and provide audited financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three fiscal years. However, a “smaller reporting company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

First Foods is focused on developing its specialty chocolate product line and participating in merchant cash advances through its 1st Foods Funding Division. First Foods continues to pursue new brands and concepts, including the wholesaling of various health-related products.

Holy Cacao is a majority owned subsidiary that is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates.

The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. Holy Cacao holds two trademarks for the brands, “The Edibles’ Cult.” and “Purely Irresistible” and the Company has submitted multiple trademark applications to the United States Patent and Trademark Office (the “USPTO”) for additional brand names, including “Mystere” and “Southeast Edibles” among others.

During the year ended December 31, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On March 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards. The Company also retained Moises Davidovits as its full-time Master Chocolatier. Mr. Davidovits is a third-generation chocolatier who is responsible for the manufacturing, packaging and distribution of the Company’s chocolate product line, as well as the formulation of all of the Company’s proprietary chocolate recipes. On October 19, 2020, the Company entered into a chocolate sales agreement with B&A Brokerage for the greater metropolitan New York area. The Company also signed a lease agreement for a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product line for sale to retailers, manufacturing and wholesaling companies, and on-line customers.

Michael Kaplan was appointed to the Board of Directors and, as of August 1, 2020, accepted the role of Chief Marketing Officer with authority to oversee the Company’s retail and wholesale sales and marketing operations, and responsibility for developing oversight processes and procedures.

The Company currently has a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. The Company also provides cash advances directly to merchants through its First Foods Funding Division.

The Company is quoted on the OTCQB under “FIFG.”

The Company’s principal executive offices are located at First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014. Our telephone number is (201) 471-0988.

As of December 31, 2020, our cash balance was $50,386 with current liabilities of $2,927,493.

Results of Operations

Results of Operations for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

We had $208,167 of revenue for the year ended December 31, 2020 compared to $326,285 in revenue for the year ended December 31, 2019, a decrease of $118,118 or 36%. Our decrease in revenue was the result of a decrease in participation in merchant cash advances, partially offset by an increase in our product sales.

Cost of product sales for the year ended December 31, 2020 was $35,077 compared to $21,003 for the year ended December 31, 2019. The increase in cost of product sales was due to an increase in product sales.

Professional fees for the year ended December 31, 2020 was $61,641 compared to $72,860 for the year ended December 31, 2019. This decrease in professional fees was due to lower legal expenses.

General and administrative expenses for the year ended December 31, 2020 was $1,993,427 compared to $2,642,684 for the year ended December 31, 2019. The decrease in general and administrative expenses was primarily due to decreased costs associated with stock-based compensation, consulting and accounting fees, advertising and promotion, charitable contributions, lower fees and commissions for our cash advances and travel.

Provision for merchant cash advances for the year ended December 31, 2020 was $141,790 compared to $87,154 for the year ended December 31, 2019. The increase in provision for merchant cash advances was due to an increase in our reserve allowance for our merchant cash advances related to COVID-19.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $163,541 for the year ended December 31, 2020 and $1,013,873 for the year ended December 31, 2019. This resulted in a working capital deficit of $(1,810,983) at December 31, 2020 and $(732,653) at December 31, 2019. This decrease in working capital was due primarily to an increase in accounts payable and accrued expenses and a decrease in merchant cash advances.

Net cash used in investing activities amounted to $199,328 for the year ended December 31, 2020 and $0 for the year ended December 31, 2019. This was due to the purchase of equipment in 2020.

Net cash provided by financing activities amounted to $388,902 for the year ended December 31, 2020 and $1,007,800 for the year ended December 31, 2019. This was due to a decrease of proceeds from the issuance of loans in 2020 as compared to 2019.

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

As of December 31, 2020, the Company’s receivables from merchant cash advances included $59,719 from two merchants ($25,929 and $33,790), representing 49.3% of the Company’s merchant cash advances. The Company earned $84,525 and $27,175 of MCA income from two merchants, representing 53.5% and 17.2%, respectively of the Company’s MCA income for the twelve months ended December 31, 2020.

As of December 31, 2019, the Company’s receivables from merchant cash advances included $713,124 from two merchants ($179,853 and $533,271), representing 81.3% of the Company’s merchant cash advances. The Company earned $130,243 of MCA income from one merchant, representing 44.2% of the Company’s MCA income for the twelve months ended December 31, 2019.

As of December 31, 2020 and 2019, there was no accounts payable concentration other than amounts owed to related parties which makes up 74% and 61% of the balance, respectively.

For the year ended December 31, 2020, the Company had purchase concentrations of 49% and 14% from two vendors.

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

In December 2019, a novel strain of coronavirus surfaced (COVID-19). The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, MCA operations, and cash flows as of December 31, 2020 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of COVID-19. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of December 31, 2020 and through the filing date of the financial statements, the Company has continued to collect its receivables from its cash advances but has experienced an increase in payment delinquencies and has had two customers renegotiate the terms of their cash advance due to COVID-19. COVID-19 has not had an adverse impact on the Company’s primary operations; Holy Cacao. As of December 31, 2020, the Company’s primary operations have experienced no disruption in customers and revenue, labor workforce, availability of products and supplies used in operations, and the value of assets held by the Company, including inventories. On the contrary, the Company’s Holy Cacao sales increased from $32,183 to $48,983 or 52%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First Foods Group, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Foods Group, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock Based Compensation – Initial Measurement of Fair Value

Description of the Matter

As described in Note 1 of the consolidated financial statements, the Company measures and recognizes compensation expense for all stock-based payments at fair value over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. In particular, management’s estimates were sensitive to assumptions about the volatility of the Company’s stock price, expected exercise term and fair value determination method.

How We Addressed the Matter in Our Audit

Our audit procedures related to the initial measurement of fair value of the compensation included the following procedures, among others. We evaluated the expertise and experience of the accounting consultant who determined the fair value measurements on behalf of the Company. We reviewed the methodologies employed by the consultant in determining the value of the compensation and determined whether the use of a Black Scholes model was reasonable. We reviewed the key assumptions utilized in the valuation, including volatility, the expected impact of dilution, the risk-free rate, and discounts for illiquidity by comparing them to the terms of the compensation agreements, historical information and market data. We also conducted an independent expectation to assist us in evaluating the appropriateness and reasonableness of the Black Scholes calculations.

Allowance for credit Losses – Merchant Cash Advances

Description of the Matter

As described in Note 1 of the consolidated financial statements, the Company reviews the carrying value of merchant cash advances (“MCA’s”) and determines to what extent an impairment reserve is necessary. The Company uses an assessment of actual historic performance and current status of the MCA. Management’s estimates of allowance for credit losses involved subjectivity based on the underlying estimates that rely on industry and economic factors. In particular, the COVID-19 pandemic has had a significant and adverse impact on the credit worthiness of the Company’s MCAs due to the small business nature of a majority of the MCA’s.

How We Addressed the Matter in Our Audit

Our audit procedures related to the allowance of credit losses – merchant cash advances included the following procedures, among others. We obtained an understanding and evaluated the Company’s allowance for doubtful accounts review process, including management’s review of historical write-off percentages experienced and current collection trends. To test the estimated allowance for doubtful accounts, we performed audit procedures that included, among others, testing the Company’s write-off percentages and the data used by the Company in its calculation. Additionally, we evaluated events subsequent to the balance sheet date in assessing the reasonableness of management’s estimates.

Assessment of Impairment on Long Lived Assets

Description of the Matter

As described in Note 1 of the consolidated financial statements, the Company’s long lived tangible assets are stated at cost, less accumulated depreciation and amortization. The Company’s right of use assets and operating lease liability are stated at the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates, less current period non cash lease expense and amortization. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group.

How We Addressed the Matter in Our Audit

Our audit procedures related to the assessment of impairment on long lived assets included the following procedures, among others. We obtained an understanding and evaluated the procedures over management’s impairment review process. We reviewed management’s significant assumptions and data inputs utilized in the calculation of future undiscounted and discounted cash flows. To test the Company’s estimated future cash flows used to test for the recoverability of the respective assets and, if applicable, the measurement of an impairment loss, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses, evaluating the methodologies applied by management, and recalculating the total undiscounted and discounted cash flows, if applicable, for each asset analyzed. We compared the significant assumptions used by management to historical sales data, sales trends, and observable market-specific data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the assets that would result from changes in the assumptions.

/S/ Friedman LLP

We have served as the Company’s auditor since 2017.

Marlton, New Jersey March 3, 2021

First Foods Group, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$50,386	$24,353
Accounts receivable, net	424	13,487
Inventory, net	46,240	10,556
Merchant cash advances, net of allowance $291,380 and $97,495, respectively	121,079	877,457
Prepaid expenses and other current assets	148,144	56,935
Deferred merchant advance commissions	237	15,290
TOTAL CURRENT ASSETS	366,510	998,078

Property and equipment, net	242,438	-
Operating lease right-of-use assets	239,247	-
TOTAL ASSETS	$848,195	$998,078

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,110,598	$751,675
Deferred revenue	105,058	193,163
Loans, net of unamortized debt discount	966,155	165,270
Related party loans, net of unamortized debt discount	685,279	620,623
Operating lease liabilities	60,403	-
TOTAL CURRENT LIABILITIES	2,927,493	1,730,731

Loans, net of unamortized debt discount - long term	300,024	483,240
Operating lease liabilities - long term	179,053	-
TOTAL LIABILITIES	3,406,570	2,213,971

Commitments	-	-

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 473,332 issued and outstanding ($160,000 liquidation preference)	473	473
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value,100,000,000 shares authorized, 22,367,179 and 20,313,771 shares issued and outstanding, respectively	22,367	20,314
Additional paid-in capital	10,515,601	9,116,998
Accumulated deficit	(12,954,696)	(10,293,260)
Total First Foods Group, Inc. Deficit	(2,415,595)	(1,154,815)

Noncontrolling interests	(142,780)	(61,078)
Total deficit	(2,558,375)	(1,215,893)
TOTAL LIABILITIES AND DEFICIT	$848,195	$998,078

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019

REVENUES
Product sales, net	$48,983	$32,183
Merchant cash advance income, net	159,184	294,102
Total Revenues	208,167	326,285

OPERATING EXPENSES
Cost of product sales	35,077	21,003
Professional fees	61,641	72,860
General and administrative	1,993,427	2,642,684
Provision for merchant cash advances	141,790	87,154
Total Operating Expenses	2,231,935	2,823,701

LOSS FROM OPERATIONS	(2,023,768)	(2,497,416)

OTHER INCOME (EXPENSE)
Other income	1,000	2,500
Interest expense	(720,370)	(230,775)

Loss before income taxes	(2,743,138)	(2,725,691)

Provision for income taxes	-	-

NET LOSS	(2,743,138)	(2,725,691)

Non-controlling interest share of loss	81,702	69,460
Dividends on preferred stock	-	(11,550)

Net loss attributed to shareholders of First Foods Group, Inc.	$(2,661,436)	$(2,667,781)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.12)	$(0.14)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	21,449,269	18,523,221

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Changes in Deficit

	Preferred Stock		Common Stock		Additional		Total First	Non-
	Shares	Amount	Shares	Amount	paid-in capital	Accumulated deficit	Foods Group, Inc. deficit	controlling interests	Total deficit

Balance at December 31, 2019	1,133,333	$1,133	20,313,771	$20,314	$9,116,998	$(10,293,260)	$(1,154,815)	$(61,078)	$(1,215,893)

Common stock issued for cash to a related party	-	-	499,998	500	99,500	-	100,000	-	100,000
Common stock issued to consultants for services	-	-	600,000	600	130,750	-	131,350	-	131,350
Common stock issued for related party loan	-	-	579,410	579	125,823	-	126,402	-	126,402
Common stock issued with loans payable	-	-	374,000	374	99,258	-	99,632	-	99,632
Stock based compensation	-	-	-	-	170,644	-	170,644	-	170,644
Warrants issued for director services	-	-	-	-	501,911	-	501,911	-	501,911
Warrants issued with loan payable	-	-	-	-	20,717	-	20,717	-	20,717
Warrants issued in lieu of deferred compensation	-	-	-	-	250,000	-	250,000	-	250,000
Net loss	-	-	-	-	-	(2,661,436)	(2,661,436)	(81,702)	(2,743,138)
Balance at December 31, 2020	1,133,333	$1,133	22,367,179	$22,367	$10,515,601	$(12,954,696)	$(2,415,595)	$(142,780)	$(2,558,375)

Balance at December 31, 2018	1,133,333	$1,133	17,709,087	$17,709	$7,081,559	$(7,637,029)	$(536,628)	$8,382	$(528,246)

Common stock issued to consultants for services	-	-	1,342,174	1,342	347,508	-	348,850	-	348,850
Common stock issued to consultants for services - related party	-	-	75,000	75	18,675	-	18,750	-	18,750
Common stock issued for services	-	-	100,000	100	29,900	-	30,000	-	30,000
Common stock issued for loans payable	-	-	1,062,500	1,063	308,650	-	309,713	-	309,713
Common stock issued for related party loan	-	-	25,000	25	5,225	-	5,250	-	5,250
Warrants issued for director services	-	-	-	-	1,010,186	-	1,010,186	-	1,010,186
Warrants issued for consultant services	-	-	-	-	34,179	-	34,179	-	34,179
Warrants issued with loan payable	-	-	-	-	292,666	-	292,666	-	292,666
Dividend on preferred stock	-	-	-	-	(11,550)	-	(11,550)	-	(11,550)
Net loss	-	-	-	-	-	(2,656,231)	(2,656,231)	(69,460)	(2,725,691)
Balance at December 31, 2019	1,133,333	$1,133	20,313,761	$20,314	$9,116,998	$(10,293,260)	$(1,154,815)	$(61,078)	$(1,215,893)

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,743,138)	$(2,725,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	131,350	413,029
Non-employee stock based compensation - related party	-	18,750
Employee stock based compensation	672,555	1,010,186
Amortization of debt discount	499,986	124,308
Depreciation and amortization expense	37,077	-
Change in merchant allowance	193,885	15,140
Provision for merchant cash advances	141,790	87,154
Non-cash lease expense	28,457	-
Changes in operating assets and liabilities:
Accounts receivable	13,063	(27,469)
Inventory	(5,870)	(10,556)
Merchant cash advances	420,703	(417,263)
Deferred merchant advance commissions	15,053	35,469
Prepaid expenses and other current assets	(72,985)	(20,429)
Operating lease liabilities	(28,248)	-
Accounts payable and accrued liabilities	620,886	466,451
Deferred revenue	(88,105)	17,048
Net cash used in operating activities	(163,541)	(1,013,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(199,328)	-
Net cash used in investing activities	(199,328)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	-
Dividend payment	-	(29,700)
Proceeds from loans	351,200	1,037,500
Repayment of loans	(136,709)	-
Proceeds from related party loans	174,411	-
Repayments of related party loans	(100,000)	-
Net cash provided by financing activities	388,902	1,007,800

NET INCREASE (DECREASE) IN CASH	26,033	(6,073)
CASH AT BEGINNING OF YEAR	24,353	30,426
CASH AT END OF YEAR	$50,386	$24,353

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$99,632	$309,713
Common stock issued with related party loans	$126,402	$5,250
Warrants issued with loans	$20,717	$292,665
Warrants issued in lieu of deferred compensation	$250,000	$-
Purchase of assets and settlement of accrued expenses through issuance of loan payable	$140,188	$-
Right-of-use assets obtained in exchange for liabilities	$267,704	$-

CASH PAID FOR:
Interest	$137,519	$105,667
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the “Company” or “First Foods”) is a smaller reporting company focused on developing its specialty chocolate product line through its Holy Cacao subsidiary and participating in merchant cash advances (“MCAs”) through its 1st Foods Funding Division. First Foods continues to pursue new brands and concepts, including the wholesaling of various health-related products.

Holy Cacao is a majority owned subsidiary that is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a marijuana-based ingredient, although it intends to revisit the matter as regulations change in jurisdictions in which it operates.

The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. Holy Cacao holds two trademarks for the brands, “The Edibles’ Cult.” and “Purely Irresistible” and the Company has submitted multiple trademark applications to the United States Patent and Trademark Office (the “USPTO”) for additional brand names, including “Mystere” and “Southeast Edibles” among others.

During the year ended December 31, 2020, the Company’s Board of Directors made a strategic decision to broaden the appeal of its hemp-based chocolate products to a wider base of customers, who are particularly discerning about the cleanliness of the Company’s manufacturing facility and quality of its hemp-based chocolate products, by successfully obtaining worldwide Kosher certification from the Union of Orthodox Jewish Congregations of America, Kashruth Division (the “OU”), which is the largest and most recognized certification of its kind in the world. On March 9, 2020, the Company retained Tartikov Beth Din (“BD”) to allow BD to supervise the hemp-based chocolate products produced by the Company in accordance with OU certification standards. The Company also retained Moises Davidovits as its full-time Master Chocolatier. Mr. Davidovits is a third-generation chocolatier who is responsible for the manufacturing, packaging and distribution of the Company’s chocolate product line, as well as the formulation of all of the Company’s proprietary chocolate recipes. On October 19, 2020, the Company entered into a chocolate sales agreement with B&A Brokerage for the greater metropolitan New York area. The Company also signed a lease agreement for a fully staffed and fully equipped state of the art manufacturing facility to produce its specialty chocolate product line for sale to retailers, manufacturing and wholesaling companies, and on-line customers.

Michael Kaplan was appointed to the Board of Directors and, as of August 1, 2020, accepted the role of Chief Marketing Officer with authority to oversee the Company’s retail and wholesale sales and marketing operations, and responsibility for developing oversight processes and procedures.

The Company currently has a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. The Company also provides cash advances directly to merchants through its First Foods Funding Division.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of December 31, 2020, the Company had approximately $966,000 in third-party short-term debt that is due within the next twelve months. Management’s plan is to use anticipated increased revenues to repay such debt as it becomes due and to the extent any shortfall exists, to obtain such additional resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, we are not assured of any significant increases in revenues nor are any members of management nor any significant shareholders currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At December 31, 2020 and 2019, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At December 31, 2020, the Company reserved an amount equal to 70.6% of the outstanding merchant cash advance balance at period end based on management’s assessment of actual historic performance. In addition, throughout the year the Company wrote off twenty three (23) merchant advances for a total of $28,061 for the year ended December 31, 2020. These expenses are included in provision for merchant cash advances expenses on the accompanying consolidated statements of operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the term of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2020, the Company had no allowance for doubtful accounts.

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

Inventory consisted of the following as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Raw Materials	$37,259	$2,854
Work in Process	2,790	5,410
Finished Goods	6,191	2,292
Total	$46,240	$10,556

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations and members’ deficit in the period realized.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Property – Leasehold improvements	4 years
Equipment	5 years

Impairment of Long-Lived Assets

Long-lived assets are comprised of property and equipment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Management conducted an impairment analysis and concluded that there were no impairments to long-lived assets for the year ended December 31, 2020.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the years ended December 31, 2020 and 2019, were approximately $87,000 and $85,000, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain net operating loss (NOL) limitations under Section 382 of the Internal Revenue Code.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of December 31, 2020 and 2019 because their effect would be antidilutive.

The Company had 4,899,750 and 1,403,750 warrants to purchase common stock outstanding at December 31, 2020 and 2019, respectively. The Company had 4,470,000 and 3,970,000 warrants to purchase Series B preferred stock outstanding at December 31, 2020 and 2019, respectively. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock. Additionally, the Company has 473,332 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 2,366,660 and 660,000 shares of common stock, respectively, at December 31, 2020 and 2019, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the consolidated statements of operations in general and administrative expenses for the years ended December 31, 2020 and 2019, were $35,000 and $115,000, respectively.

Non-Controlling Interests in Consolidated Financial Statements

In June 2011, the FASB issued ASC 810-10-65-1, to clarify that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into two subscription agreements for the sale of 800,000 shares of its common stock and a ten-percent equity interest in its wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. The Company recorded ten-percent of the cash proceeds or $20,000 as noncontrolling interests for the year ended December 31, 2017. On July 16, 2018, the Company entered into a consulting agreement with a service provider that contained the following terms: 5% equity ownership in the Company’s Holy Cacao subsidiary will be awarded immediately upon the successful launch of the Holy Cacao product line and the sale of the first production run of Holy Cacao product. During the year ended December 31, 2019, this part of the agreement was completed, and 5% equity was issued. The Company’s periodic reporting now includes the results of operations of Holy Cacao, with the fifteen-percent ownership reported as noncontrolling interests. The cost of goods sold and operating expense for Holy Cacao for the years ended December 31, 2020 and 2019 was $35,077 and $511,963, respectively and $21,003 and $522,967, respectively. For the years ended December 31, 2020 and 2019, revenue for Holy Cacao was $48,983 and $32,183, respectively.

During 2020 the Company primarily conducted business as two operating segments, First Foods and Holy Cacao. The Company does not distinguish between the two segments and has only one reportable segment based on quantitative thresholds. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary (see Note 6). As of December 31, 2020 and 2019, the Company has accrued $329,167, respectively, in relation to the employment agreements and $20,578 and $16,953, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. As of December 31, 2020, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

As of December 31, 2020, the Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance owed to R and W Financial in connection with the agreement mentioned above as of December 31, 2020 was $82,988.

Related Party Loans

			December 31, 2020	December 31, 2019
1.	Note payable at 12%, matures 4/17/2021	{a} *	$100,000	$100,000
2.	Non-interest bearing note payable, matures on 4/25/2021	*	179,813	179,813
3.	Note payable at 12%, matures 3/13/2021. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{b} *	100,000	100,000
4.	Note payable at 12%, matures 4/9/2021. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{c} *	250,000	250,000
5.	Non-interest bearing note payable, matures on 1/05/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{d} *	74,411	-
	Unamortized debt discount		(18,945)	(9,190)
	Total		$685,279	$620,623

{a}	- On October 16, 2020, the Company extended the note to April 17, 2021 based on the same terms and conditions.

{b}	‐ On December 29, 2020, the Company extended the note to March 13, 2021 based on the same terms and conditions. In association with this and prior extensions the company issued 95,000 shares of common stock with a fair value of $18,944, which will be recorded a debt discount and amortized over the life of the loan.

{c}	‐ On April 10, 2020, the Company extended the note to April 9, 2021 based on the same terms and conditions. In association with the extension the company issued 250,000 shares of common stock with a fair value of $60,000, which will be recorded a debt discount and amortized over the life of the loan.

{d}	‐ On December 2, 2020, the Company issued a non-interest bearing promissory note of $74,411. In connection with this note the company issued 74,410 shares of common stock with a fair value of $17,858, which was recorded as a debt discount and amortized over the life of the loan. On January 5, 2021, the Company fully repaid the loan.

*	‐ unsecured note

During the year ended December 31, 2020 and 2019, the Company recorded $116,648 and $24,336 of interest expense related to the amortization of debt discount and $54,148 and $49,024 of regular interest, respectively. As of December 31, 2020 and 2019, accrued interest was $45,889 and $21,753, respectively.

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the years ended December 31, 2020 and 2019, the Company recorded $290,981 and $290,186 as compensation expense related to the warrants, respectively.

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

On January 1, 2020, the director agreements were renewed with the same terms. As of December 31, 2020 and 2019 the Company has accrued $320,000 and $160,000, respectively, in relation to the director agreements.

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

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors.

Mr. Kaplan’s compensation as a director for the initial twelve months will consist of one million (1,000,000) warrants which will vest at the rate of 83,333 warrants per month for the initial eleven months and the balance in the twelfth month, provided he is a director on each vesting date, with the initial tranche vesting on the day he takes office and then on each monthly anniversary of such date thereafter. Each Warrant will be exercisable for 36 months after it vests and will be exercisable at a price of $0.18 per share. The warrants are valued at $177,200 based on the Black Scholes Model. If he remains in office beyond twelve months, commencing with month thirteen, his compensation will be similar to the majority of the directors then in office. For the year ended December 31, 2020, the Company recorded $85,930 as compensation expense related to the warrants.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 we entered into (i) a Subscription Agreement with Mr. Kaplan to sell to him one million (1,000,000) shares of common stock at a purchase price of $0.20 per share for a total purchase price of $200,000, which shares shall be purchased in twelve (12) equal monthly installments of 83,333 shares (the last installment to cover 83,337 shares) with the initial purchase occurring on the date thereof and subsequent installments on each monthly anniversary thereafter (ii) a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model; and (iii) an arrangement with Mr. Kaplan that in the event he raises outside investment in the Company in the amount of $500,000 - $2,000,000, he will receive a warrant with one underlying share for each dollar he so raises. For the year ended December 31, 2020, the Company recorded $99,353 as compensation expense related to the warrants.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2020	December 31, 2019
Leasehold improvements	$40,000	$-
Equipment	239,515	-
Less: Accumulated depreciation and amortization	(37,077)	-
Total	$242,438	$-

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2020	December 31, 2019
Accounts payable	$572,496	$305,679
Interest	109,747	24,136
Salaries	389,745	386,121
Other	38,610	35,739
Total	$1,110,598	$751,675

NOTE 5 – LOANS AND LONG-TERM LOANS

			December 31, 2020	December 31, 2019
1.	Note payable at 12%, matures 7/24/2021. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{a} *	$50,000	$100,000
2.	Note payable at 12%, matures 1/22/2021. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{b} *	18,000	18,000
3.	Note payable at 12%, matures 1/8/2022. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{c} *	50,000	50,000
4.	Note payable at 12%, matures 6/11/2021. In connection with the original issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	25,000	25,000
5.	Note payable at 12%, matures 7/21/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	250,000	250,000
6.	Note payable at 12%, matures 10/1/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	410,000	410,000
7.	Note payable at 12%, matures 10/15/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	140,000	140,000
8.	Note payable at 12%, matures 10/30/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	200,000	200,000
9.	Note payable at 12%, matures 7/9/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	60,000	-
10.	Note payable at 12%, matures 1/28/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	96,000	-
11.	Note payable at 3.75%, matures 6/25/2050 - EIDL.	**	150,000	-
12.	Non-interest bearing note payable, matures on 9/30/2021.	{d} *	53,479	-
13.	Note payable at 12%, matures 3/9/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{e} *	50,000	-
	Unamortized debt discount		(286,300)	(544,490)
	Total		1,266,179	648,510
	Less: short term loans, net		966,155	165,270
	Total long-term loans, net		$300,024	$483,240

{a}

- On July 24, 2020, the Company extended the note to July 24, 2021 based on the same terms and conditions. In association with the extension the company issued 50,000 shares of common stock with a fair value on $17,500, which will be recorded a debt discount and amortized over the new life of the loan.

{b}

- On March 1, 2021, the Company extended the note to July 22, 2021 based on the same terms and conditions. In association with the extension the company issued 18,000 shares of common stock with a fair value on $5,400, which will be recorded a debt discount and amortized over the new life of the loan.

{c}

- On July 8, 2020, the Company extended the note to January 8, 2022 based on the same terms and conditions. In association with the extension the company issued 50,000 shares of common stock with a fair value on $16,000, which will be recorded a debt discount and amortized over the new life of the loan.

{d}

- On June 23, 2020, the Company issued a non-interest bearing promissory note for $140,188. In exchange for this note the Company received $80,187 of equipment and leasehold improvement, $29,814 of inventory, $18,224 of prepaid expenses and $11,963 of settlement of accrued expenses. During the period the Company made $86,709 of payments.

{e}

- On September 10, 2020, the Company issued a promissory note for $50,000. In connection with this note the company issued 50,000 shares of common stock with a fair value of $12,000, which was recorded as a debt discount and amortized over the life of the loan.

*	‐ unsecured note
**	‐ secured note and collateralized by all tangible and intangible personal property

During the years ended December 31, 2020 and 2019, the Company recorded $383,338 and $99,972 of interest expense related to the amortization of debt discount and $160,216 and $54,617 of regular interest, respectively. As of December 31, 2020 and 2019, accrued interest was $61,099 and $2,383, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The following table shows the changes in shares of common stock for 2020 and 2019:

	2020		2019
	Shares	Amount	Shares	Amount

Common stock outstanding, beginning balances	20,313,771		17,709,087

Common stock issued for cash to a related party	499,998	$100,000	-	$-
Common stock issued to consultants for services	600,000	131,350	1,342,184	348,850
Common stock issued to consultants for services - related party	-	-	75,000	18,750
Common stock issued with loans payable	374,000	99,632	1,062,500	309,713
Common stock issued for related party loan	579,410	126,402	25,000	5,250
Common stock issued for services	-	-	100,000	30,000
Common stock outstanding, ending balances	22,367,179	$457,384	20,313,771	$712,563

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

On July 22, 2019, the Company issued a promissory note of $250,000. In connection with this note the Company issued a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.25 per share. The warrant was valued at $99,925 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested and was fully expensed as of the issue date with an exercise term of three (3) years.

On October 2, 2019, the Company issued a promissory note for $410,000. In connection with this note the Company issued warrants to purchase 205,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The warrant was valued at $52,501 based on the Black Scholes Model and included in the debt discount. The warrant is fully vested and was fully expensed as of the issue date with an exercise term of three (3) years.

On October 16, 2019, the Company issued a promissory note for $140,000. In connection with this note the Company issued warrants to purchase 205,000 and 140,000 shares of the Company’s common stock with an exercise price of $0.30 and $0.50 per share, respectively. The warrants were valued at $83,060 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue date with an exercise term of three (3) years.

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

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. Due to the fact that management has assessed the probability of certain milestones being met as probable, the warrants are being straight-lined over the term of services, and accelerated whenever a milestone is met. The probability of the remaining milestone being met is reviewed by management every quarter. For the year ended December 31, 2020, the Company recorded $99,353 as compensation expense related to the warrants.

The warrants shall vest upon the occurrence to the Company of the following milestone events through the efforts of the consultant:

No. of Warrants	Milestone
100,000	Acceptance by the Company of a full go-to market strategy for the Company's products. This milestone has been achieved as of December 31, 2020.
100,000	Acceptance by the Company of a social marketing platform and PR strategy and onboarding of such.
300,000/500,000	300,000 for each MULO retailer that is onboarded - regardless of store count carrying the product; and 500,000, if the onboarded MULO is a national chain.
300,000	Deliverance of full due diligence package for each potential acquisition for which the Company requests the consultant perform due diligence
500,000	Upon the closing of any acquisition which the consultant brought to the Company and provided due diligence.
500,000	Additional compensation in board seat agreement.

On July 31, 2020, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock to a consultant for services. The warrants are valued at $31,500 based on the Black Scholes Model and were fully vested at issuance.

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty-four thousand dollars ($84,000). As part of the agreement the Company issued a warrant to the employee to purchase 300,000 shares of the Company’s common stock with a term of three (3) years. The warrants are valued at $97,470 based on the Black Scholes Model. In addition, the employee will receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Each of the warrants will be exercisable within a three-year period from the date of issue. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following six months.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2018	343,750	$0.08
Granted	1,060,000	0.31
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2019	1,403,750	$0.26
Granted	3,496,000	0.20
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2020	4,899,750	$0.21

As of December 31, 2020, 2,303,917 warrants for common stock were exercisable and the intrinsic value of these warrants was $71,056, the weighted average remaining contractual life for warrants outstanding was 2.87 years and the remaining expense is $403,998 over the remaining amortization period which is 1.50 years.

As of December 31, 2019, 1,403,750 warrants for common stock were exercisable and the intrinsic value of these warrants was $55,688 and the weighted average remaining contractual life for warrants outstanding was 2.41 years.

Preferred Stock Warrants

On May 10, 2018, the Company issued warrants to purchase 1,280,000 shares of Series B Preferred Stock, in the aggregate, to its Board of Directors as compensation expense for services to be performed for the period May 10, 2018 through December 31, 2020. The warrants have an exercise price of $0.60, vest over a 32-month period starting May 10, 2018 through December 31, 2020, and are exercisable from January 1, 2019 through December 31, 2027. As of December 31, 2019, there were 800,000 Series B Preferred Stock warrants exercisable. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the year ended December 31, 2020 and 2019, the Company recorded $290,981 and $290,186, respectively, as compensation expense related to the warrants.

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

On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary. The warrants have an exercise price of $0.75 per share, are fully vested at issuance, and are exercisable from March 18, 2020 through March 17, 2030. The fair value of these warrants was $375,000 and the additional $125,000 over the deferred salary amount was recorded as compensation expense during the year ended December 31, 2020. As a result of this issuance, the price protection clause on the director’s warrants issued on December 31, 2019 was triggered resulting in the warrants being reset to an exercise price of $0.75, and the effect was immaterial.

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2018	3,370,000	$0.57
Granted	600,000	1.20
Outstanding, December 31, 2019	3,970,000	$0.67
Granted	500,000	0.75
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2020	4,470,000	$0.68

As of December 31, 2020, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $1,932,750, the weighted average remaining contractual life for warrants outstanding was 7.37 years and the warrants have been fully expensed.

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

The assets and liabilities from operating leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the consolidated balance sheet.

The Company’s operating lease does not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on our incremental borrowing rate, which is determined using the average interest rate of our long-term debt as of June 23, 2020.

The Company’s weighted-average remaining lease term relating to its operating leases is 3.33 years, with a weighted-average discount rate of 12.00%.

For the year ended December 31, 2020, the Company incurred lease expense for its operating leases of $43,821 which was included in general and administrative expenses on the accompanying consolidated statements of operations.

The Company had operating cash flows used in operating leases of $43,612 for the year ended December 31, 2020.

The Company does not include the non-lease components that are associated with the lease and accounts for them outside of the lease in accordance with ASC Topic 842 Leases. The percentage of cost associated with the lease component was 100%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2020.

Maturity of Lease Liability
2021	$85,860
2022	86,881
2023	89,487
2024	30,122
Total undiscounted operating lease payments	$292,350
Less: Imputed interest	52,894
Present value of operating lease liabilities	$239,456

NOTE 8 - COMMITMENTS

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

On January 14, 2020, the Company entered into an agreement with a Sales Consultant to further the business purpose of the Company. In consideration for the services provided by the Consultant, the Consultant will receive a commission of the gross sales (net of returns) that were directly generated by the consultant to new customers.

On October 15, 2020, the Company entered into a chocolate sales agreement with a sales consultant. The Consultant will receive a commission of the gross sales (net of returns) that were directly generated by the consultant to new customers. The Consultant shall receive a sales commission of the gross sales (net of returns) directly generated by the Consultant to such distributor and such distributor shall receive a commission of such gross sales (net of returns). Commissions shall be paid within 30 days of the end of the quarter in which they are deemed earned. No commissions are due as of December 31, 2020. In addition, once Salesman has made $75,000 of gross sales (net of returns) he shall receive 75,000 shares of the Company’s common stock. This agreement shall continue for sixty months from the date of the agreement and will automatically extend for additional successive sixty-month terms unless written notice is delivered at least thirty days prior to the end of the current term.

On October 19, 2020, the Company entered into a chocolate sales agreement with B&A Brokerage for the greater metropolitan New York area. The term of the agreement is for one year and will automatically renew itself in one-year increments unless either party gives written notice of termination at least sixty days prior to the end of the term. During the initial term, the broker will receive a minimum monthly commission or a percentage of paid invoices for all sales in the territory, whichever is greater. After the initial term, the broker will receive a monthly commission of paid invoices for all sales in the territory. No commissions are due as of December 31, 2020.

On November 9, 2020, the Company entered into an agreement with a consultant. The consultant shall provide the following services: develop a marketing plan and act as a sales agent with respect to the wholesale of various products by the Company. As compensation for the services, the consultant shall receive a cash payment in an amount in excess of 9% of the profit margin. However, in the event the average closing price of the Company’s common stock on the common stock’s primary market over the final ten (10) trading days of any month is greater than or equal to $0.50, then the cash compensation for such month shall only be the amount of profit margin generated by the sales of the products in excess of 14% of gross sales and the amount of profit margin between 9% and 14% of gross sales shall completely belong to the Company. Prior to the payment date of each month, the consultant can elect to receive all or part of the cash compensation due for such month in the form of common stock by providing written notice of such election to the Company. The number of shares to be issued shall be calculated based upon a per share value equal to 80% of the valuation price. This agreement shall commence on the effective date and shall continue for a term of two (2) years. Prior to six months after the effective date this agreement may not be cancelled without cause. After six months this agreement may be sooner terminated by either party upon sixty days written notice.

On November 9, 2020, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to three million (3,000,000) shares to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of various wholesale products generated by the sales consultant at the end of each month multiplied by a fixed percentage of nine percent (9%) divided by the last closing market price of the shares as of the effective date. In addition to the shares to be issued, the sales consultant shall be issued three million (3,000,000) warrants to purchase shares. One warrant shall be fully vested for every share issued. The exercise price of each warrant shall be equal to the grant price and each warrant shall be exercisable for thirty-six (36) months following the date of vesting. Until such time as the shares underlying the warrants are registered, the warrants may be exercised via a cashless exercise.

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

As of December 31, 2020, the Company’s receivables from merchant cash advances included $59,719 from two merchants ($25,929 and $33,790), representing 49.3% of the Company’s merchant cash advances. The Company earned $84,525 and $27,175 of MCA income from two merchants, representing 53.5% and 17.2%, respectively of the Company’s MCA income for the twelve months ended December 31, 2020.

As of December 31, 2019, the Company’s receivables from merchant cash advances included $713,124 from two merchants ($179,853 and $533,271), representing 81.3% of the Company’s merchant cash advances. The Company earned $130,243 of MCA income from one merchant, representing 44.2% of the Company’s MCA income for the twelve months ended December 31, 2019.

As of December 31, 2020 and 2019, there was no accounts payable concentration other than amounts owed to related parties which makes up 74% and 61% of the balance, respectively.

For the year ended December 31, 2020, the Company had purchase concentrations of 49% and 14% from two vendors.

For the year ended December 31, 2019, the Company had purchase concentrations of 34%, 26%, 15% and 12% from four vendors.

NOTE 10 – SUBSEQUENT EVENTS

On January 1, 2021, the Company issued 40,000 shares of the Company’s common stock based on the fair market value on the date of issuance, in connection with the extension of the maturity date of related party note 3. (See Note 2).

On January 14, 2021, the Company entered into an agreement with a Sales Consultant to further the business purpose of the Company. In consideration for the services provided by the Consultant, the Consultant will receive a commission of the gross sales (net of returns) that were directly generated by the consultant to new customers. This agreement shall continue for sixty months from the date of the agreement and will automatically extend for additional successive sixty month terms unless written notice is delivered at least thirty days prior to the end of the current term.

On January 19, 2021, the Company sold 83,333 shares of common stock at a purchase price of $0.20 per share for a total purchase price of $16,667.

On February 1, 2021, the Company issued 36,765 shares of common stock to a consultant at $0.14 per share, which was a 20% discount to the fair market closing price, for a total of $5,000.

On February 9, 2021, the Company sold 83,333 shares of common stock at a purchase price of $0.20 per share for a total purchase price of $16,667.

On March 1, 2021, the Company extended the third party note payable note 2 to July 22, 2021 based on the same terms and conditions. (See Note 5).

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

As of December 31, 2020, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of March 3, 2021, our Board of Directors consisted of five members. Each director holds office until his successor is duly elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed

Harold Kestenbaum	71	Interim Chief Executive Officer and Chairman of the Board of Directors	2017
Mark J. Keeley	58	Chief Financial Officer and Director	2017
Abraham Rosenblum	41	Secretary and Director	2016
Hershel Weiss	47	Director	2016
Michael Kaplan	53	Chief Marketing Officer and Director	2020

HAROLD L. KESTENBAUM is an attorney who has specialized in franchise law and other matters relating to franchising since 1977. From May 1982 until September 1986, Harold served as franchise and general counsel to Sbarro, Inc., the national franchisor of over 1,000 family-style Italian restaurants, and was a director from March 1985 to December 2006. From September 1983 to October 1989, he served as President and Chairman of the Board of FranchiseIt Corporation, the first publicly traded company specializing in providing franchise marketing and consulting services and equity financing to emerging franchise companies, which he co-founded. Harold has authored the first book dedicated to the entrepreneur who wants to franchise his/her business called “So You Want To Franchise Your Business.” It is a step-by-step guide to what a business person needs to know and do to properly roll out a franchise program.

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

MICHAEL KAPLAN is a highly experienced marketing executive with over three decades of enterprise retail and wholesale presence amongst the world’s largest entities. He is a global sourcing expert who has built merchandising programs on both private label and licensed brands. He also has strong P&L management experience coupled with skills in the areas of brand positioning, marketing strategy, creative new product innovation, integrated marketing communications and total product lifecycle management. He has delivered aggressive revenue and earnings growth across multiple retail and wholesale channels while following market trends amongst retailers to compare data. He has led teams across grocery, mass, drug, warehouse and specialty retailers throughout North America, Europe and the Middle East and produced multi-billion-dollar sales and royalties.

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

Employment Agreements

Executive Officer (“Interim CEO”). Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. As of December 31, 2020, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary (see Note 6). As of December 31, 2020 and 2019, the Company has accrued $329,167 for each such year in relation to the employment agreements and $20,578 and $16,953 in each such year in relation to the payroll tax liability.

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

Item 11. Executive Compensation.

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. As of December 31, 2020, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary (see Note 6). As of December 31, 2020 and 2019, the Company has accrued $329,167 in each such year in relation to the employment agreements and $20,578 and $16,953 in each such year in relation to the payroll tax liability.

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company will expense the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the year ended December 31, 2020 and 2019, the Company recorded $290,981 and $290,186 as compensation expense related to the warrants, respectively.

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

On January 1, 2020, the director agreements were renewed with the same terms. As of December 31, 2020 and 2019 the Company has accrued $320,000 and $160,000, respectively, in relation to the director agreements.

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

The warrants shall vest upon the occurrence to the Company of certain milestone events through the efforts of the consultant. (See Note 6 in the notes to the consolidated financial statements.)

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

The following table sets out the compensation received for the years ended December 31, 2020 and 2019 with respect to each of the individuals who served as the Company’s principal executive officer and principal financial officer at any time during the last fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Mark J.	2020	$(1)250,000	$-	$-	$-	$-	$-	$-	$250,000
Keeley	2019	$241,667	$-	$-	$-	$-	$-	$-	$241,667

_____________

(1) On March 18, 2020, the Company issued the CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary. All remaining salary due was accrued. No cash was issued.

Equity Compensation Plan Information - Employment Agreements

Equity compensation issued in employment agreements in place on December 31, 2020 and 2019 are detailed in Note 2 in the Notes to the Financial Statements included elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

A summary of the Company’s outstanding warrant awards at fiscal year end is as follows:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)
Mark J. Keeley	1,950,000	-	0.51 – 1.20	Various	-	-
Abraham Rosenblum	1,200,000	-	0.51 – 1.20	Various	-	-
Hershel Weiss	1,200,000	-	0.51 – 1.20	Various	-	-
Harold Kestenbaum	120,000	-	0.51 – 1.20	Various	-	-
Michael Kaplan	579,167	2,420,833	0.18	July 26, 2024	-	-

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the years ended December 31, 2020 and 2019.

DIRECTORS COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Abraham Rosenblum	2020	$40,000	$-	$-	$-	$-	$-	$40,000
	2019	$40,000	$-	$240,000	$-	$-	$-	$280,000

Hershel Weiss	2020	$40,000	$-	$-	$-	$-	$-	$40,000
	2019	$40,000	$-	$240,000	$-	$-	$-	$280,000

Mark J. Keeley	2020	$40,000	$-	$-	$-	$-	$-	$40,000
	2019	$40,000	$-	$240,000	$-	$-	$-	$280,000

Harold Kestenbaum	2020	$40,000	$-	$-	$-	$-	$-	$40,000
	2019	$40,000	$-	$-	$-	$-	$-	$40,000

Michael Kaplan (*)	2020	$-	$-	$177,200	$-	$-	$-	$177,200
	2019	$-	$-	$-	$-	$-	$-	$-

(*) the compensation above is only reflective of the compensation paid to Michael Kaplan with regard to his Director duties. He is compensated for other services outside of the scope of his role as Director, which is expensed through sales, general and administrative expenses (SG&A).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 3, 2021, the Company had 22,628,610 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 3, 2021 by each person who is known to have beneficial ownership of more than 5% of any class of First Foods voting securities, and by each executive officer and director and the directors and executive officers of the Company as a group:

Title of Class	Name of Beneficial Owner (1)	Amount of Shares	Percent of Class (2)

Common Stock	Rosenweiss Capital LLC (4)	8,000,000	34	%(3)

Common Stock	Hershel Weiss	6,591,665	22	%(5)

Common Stock	Abraham Rosenblum	6,591,665	22	%(5)

Common Stock	Harold Kestenbaum	1,941,665	8	%(6)

Common Stock	Mark J. Keeley	11,091,665	33	%(7)

Common Stock	Michael Kaplan	1,579,164	5	%(8)

Common Stock	Officers and Directors as a group (5 people)	27,962,490	57%

(1)	In care of First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014

(2)	Calculated from the total of outstanding shares of common stock and common stock equivalents as of March 20, 2021.

(3)	Rosenweiss Capital LLC also owns a Series A Preferred Share with fifty percent (50%) voting rights.

(4)	Rosenweiss Capital LLC is owned by Abraham Rosenblum and Hershel Weiss.

(5)

Does not include the shares owned by Rosenweiss Capital LLC. Does include 591,665 Series B Convertible Preferred Shares and 5,500,000 Series B Convertible Preferred Share Warrants for each beneficial owner.

(6)	Includes 591,665 Series B Convertible Preferred Shares and 500,000 Series B Convertible Preferred Share Warrants.

(7)	Includes 591,665 Series B Convertible Preferred Shares and 9,750,000 Series B Convertible Preferred Share Warrants.

(8)	Includes 829,167 Common Stock Share Warrants.

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

Security Ownership of Certain Beneficial Owners

As of March 3, 2021, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who are not listed in the above referenced tables.

Change in Control Arrangements

As of March 3, 2021, there are no arrangements that would result in a change in control of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the years ended December 31, 2020 and 2019 for professional services rendered by Friedman LLP for the 2020 and 2019 reviews and audits:

Accounting Fees and Services

	2020	2019
Audit Fees	$86,625	$72,150
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$86,625	$72,150

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Amendment to Articles of Incorporation of the Registrant (1) for Preferred Stock Designations
3.2	By-laws of the Registrant (1)
3.3	Compensatory Arrangements of Directors (2)
3.4	Assignment of Lease and Consent to Assignment and Amendment
10.1	Consulting Agreement, dated February 27, 2017, by and between First Foods Group, Inc. and Harold Kestenbaum (3)
10.2	Employment Agreement, dated March 1, 2017, by and between First Foods Group, Inc. and Mark J. Keeley (4)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.
(2)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on January 2, 2018, and incorporated herein by reference.
(3)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 2, 2017, and incorporated herein by reference.
(4)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 7, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2021	By:	/s/ Harold Kestenbaum
	Name:	Harold Kestenbaum
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: March 3, 2021
Harold Kestenbaum,
Chairman of the Board,
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: March 3, 2021
Mark J. Keeley,
Chief Financial Officer

By:	/s/ Hershel Weiss	Dated: March 3, 2021
Hershel Weiss,
Director

By:	/s/ Abraham Rosenblum	Dated: March 3, 2021
Abraham Rosenblum,
Director

By:	/s/ Michael Kaplan	Dated: March 3, 2021
Michael Kaplan,
Director

