Form 10-Q
period 2021-03-31
First Foods Group, Inc.
filed 2021-05-14
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2021

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
None

As of May 12, 2021, the number of shares outstanding of the registrant’s class of common stock was 24,945,276, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$41,723	$50,386
Inventory, net	49,169	46,240
Merchant cash advances, net of allowance $152,922 and $291,380, respectively	69,181	121,079
Prepaid expenses and other current assets	113,608	148,805
Vendor deposits	62,430	-
TOTAL CURRENT ASSETS	336,111	366,510

Property and equipment, net	229,640	242,438
Operating lease right-of-use assets	224,374	239,247
TOTAL ASSETS	$790,125	$848,195

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,304,029	$1,110,598
Deferred revenue	97,356	105,058
Loans, net of unamortized debt discount	1,194,821	966,155
Related party loans, net of unamortized debt discount	677,812	685,279
Operating lease liabilities	61,716	60,403
TOTAL CURRENT LIABILITIES	3,335,734	2,927,493

Loans, net of unamortized debt discount - long term	150,000	300,024
Operating lease liabilities - long term	162,971	179,053
TOTAL LIABILITIES	3,648,705	3,406,570

Commitments

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 473,332 issued and outstanding ($160,000 liquidation preference)	473	473
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value, 100,000,000 shares authorized, 22,811,943 and 22,367,179 shares issued and outstanding, respectively	22,812	22,367
Additional paid-in capital	10,712,731	10,515,601
Accumulated deficit	(13,426,169)	(12,954,696)
Total First Foods Group, Inc. Deficit	(2,689,493)	(2,415,595)

Noncontrolling interests	(169,087)	(142,780)
Total deficit	(2,858,580)	(2,558,375)
TOTAL LIABILITIES AND DEFICIT	$790,125	$848,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31,
	2021	2020

REVENUES
Product sales, net	$16,025	$3,605
Merchant cash advance income, net	26,313	93,369
Total Revenues	42,338	96,974

OPERATING EXPENSES
Cost of product sales	3,741	748
Professional fees	999	12,431
General and administrative	487,387	609,886
Provision for merchant cash advances	(137,498)	403,032
Total Operating Expenses	354,629	1,026,097

LOSS FROM OPERATIONS	(312,291)	(929,123)

OTHER INCOME (EXPENSE)
Interest expense	(185,489)	(153,373)

Loss before income taxes	(497,780)	(1,082,496)

Provision for income taxes	-	-

NET LOSS	(497,780)	(1,082,496)

Non-controlling interest share of loss	26,307	13,349

Net loss attributed to shareholders of First Foods Group, Inc.	$(471,473)	$(1,069,147)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.02)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	22,619,887	20,606,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group,	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	deficit

Balance at December 31, 2020	1,133,333	$1,133	22,367,179	$22,367	$10,515,601	$(12,954,696)	$(2,415,595)	$(142,780)	$(2,558,375)

Common stock issued for cash to a related party	-	-	249,999	250	49,750	-	50,000	-	50,000
Common stock issued to consultants for services	-	-	36,765	37	4,963	-	5,000	-	5,000
Common stock issued for related party loan	-	-	140,000	140	28,520	-	28,660	-	28,660
Common stock issued with loans payable	-	-	18,000	18	4,662	-	4,680	-	4,680
Stock based compensation	-	-	-	-	65,542	-	65,542	-	65,542
Warrants issued for director services	-	-	-	-	43,693	-	43,693	-	43,693
Net loss						(471,473)	(471,473)	(26,307)	(497,780)
Balance at March 31, 2021	1,133,333	$1,133	22,811,943	$22,812	$10,712,731	$(13,426,169)	$(2,689,493)	$(169,087)	$(2,858,580)

Balance at December 31, 2019	1,133,333	$1,133	20,313,771	$20,314	$9,116,998	$(10,293,260)	$(1,154,815)	$(61,078)	$(1,215,893)

Common stock issued to consultants for services			400,000	400	95,600		96,000		96,000
Common stock issued for loans payable			224,000	224	53,908		54,132		54,132
Common stock issued for related party loan			25,000	25	4,975		5,000		5,000
Warrants issued for director services					197,348		197,348		197,348
Warrants issued with loan payable					20,717		20,717		20,717
Warrants issued in lieu of deferred compensation					250,000		250,000		250,000
Net loss					-	(1,069,147)	(1,069,147)	(13,349)	(1,082,496)
Balance at March 31, 2020	1,133,333	$1,133	20,962,771	$20,963	$9,739,546	$(11,362,407)	$(1,600,765)	$(74,427)	$(1,675,192)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(497,780)	$(1,082,496)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-employee stock based compensation	5,000	96,000
Employee stock based compensation	109,235	197,348
Amortization of debt discount	130,051	101,815
Depreciation and amortization expense	12,798	4,899
Change in merchant allowance	(138,458)	390,704
Merchant cash advance direct write off	960	403,032
Non-cash lease expense	14,873	-
Changes in operating assets and liabilities:
Inventory	(2,929)	(10,538)
Merchant cash advances	189,396	(198,210)
Deferred merchant advance commissions	-	11,524
Prepaid expenses and other current assets	35,197	(29,386)
Vendor deposits	(62,430)	-
Operating lease liabilities	(14,769)	-
Accounts payable and accrued liabilities	193,431	186,769
Deferred revenue	(7,702)	(19,764)
Net cash (used in) provided by operating activities	(33,127)	51,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(156,605)
Net cash used in investing activities	-	(156,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related party	50,000	-
Proceeds from loans	-	151,200
Repayment of loans	(13,375)	(50,000)
Proceeds from related party loans	62,250	-
Repayments of related party loans	(74,411)	-
Net cash provided by financing activities	24,464	101,200

NET DECREASE IN CASH	(8,663)	(3,708)
CASH AT BEGINNING OF PERIOD	50,386	24,353
CASH AT END OF PERIOD	$41,723	$20,645

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$4,680	$54,132
Common stock issued with related party loans	$28,660	$5,000
Warrants issued with loans	$-	$20,717
Warrants issued in lieu of deferred compensation	$-	$250,000

CASH PAID FOR:
Interest	$45,191	$41,310
Income taxes	$-	$-

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

The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. Holy Cacao holds two trademarks for the brands, “The Edibles’ Cult” and “Purely Irresistible” and the Company has submitted multiple trademark applications to the United States Patent and Trademark Office (the “USPTO”) for additional brand names, including “Mystere” and “Southeast Edibles” among others.

The Company also has a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. The Company also provides cash advances directly to merchants.

Reclassification

Certain reclassifications have been made to the Company’s consolidated financial statements for the period ended December 31, 2020 to conform to the current period’s unaudited condensed consolidated financial statement presentation. There was no effect on total assets, equity and net loss and the items that were reclassed were not material.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of March 31, 2021, the Company had approximately $1,195,000 in third-party short-term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In December 2019, a novel strain of coronavirus surfaced (COVID-19). The spread of COVID-19 around the world in 2020 caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations and cash flows as of March 31, 2021 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of COVID-19 which in 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be materially affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of March 31, 2021 and through the filing date of the unaudited condensed consolidated financial statements, the Company has continued to collect receivables from its cash advances but has experienced an increase in payment delinquencies. The Company has taken a reserve allowance on its MCA’s. As of March 31, 2021, the Company’s Holy Cacao operations have experienced no disruption in customers and revenue, labor workforce, availability of products and supplies used in operations, and the value of assets held by the Company, including inventories.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s annual consolidated financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 3, 2021.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2021 may not be indicative of results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Merchant Cash Advances

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At March 31, 2021, the Company reserved an amount equal to 69% of the outstanding merchant cash advance balance at period end based on the potential impact of COVID 19. In addition, during the three months ended March 31, 2021 the Company wrote off 1 merchant advance for a total of $960. These expenses are included in provision for merchant cash advances expense on the accompanying unaudited condensed consolidated statements of operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the term of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of March 31, 2021, the Company had no allowance for doubtful accounts.

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

Inventory consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Raw Materials	$38,403	$37,259
Work in Process	6,775	2,790
Finished Goods	3,991	6,191
Total	$49,169	$46,240

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of property and equipment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the three months ended March 31, 2021 and 2020.

Leases

The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use ("ROU") assets are included in right-of-use assets on the unaudited condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the operating lease liabilities and operating lease liabilities – long term, respectively on the unaudited condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded in the balance sheet.

The company does not include the non-lease components that are associated with the lease and accounts for them outside of the lease in accordance with ASC Topic 842 Leases. The percentage of cost associated with the lease component was 100%.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the three months ended March 31, 2021 and 2020, were approximately $16,900 and $4,500, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of March 31, 2021 and 2020 because their effect would be antidilutive.

The Company had 4,899,750 and 1,499,750 warrants to purchase common stock outstanding at March 31, 2021 and 2020, respectively. The Company had 4,470,000 warrants to purchase Series B preferred stock outstanding at March 31, 2021 and 2020, respectively. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock. Additionally, the Company has 473,332 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 2,366,660 and 660,000 shares of common stock at March 31, 2021 and 2020, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, were approximately $25,000 and $15,300, respectively.

Non-Controlling Interests in Condensed Consolidated Financial Statements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC 810-10-65-1, to clarify that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the condensed consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the unaudited condensed consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended December 31, 2017, the Company entered into a subscription agreement for the sale of a ten-percent equity interest in its then wholly owned subsidiary, Holy Cacao, for $200,000 in cash proceeds, in the aggregate. During the year ended December 31, 2019, 5% equity was issued to a service provider due to the completion of Holy Cacao’s first sale of its product, as per the agreement with the service provider. The Company’s periodic reporting now includes the results of operations of Holy Cacao, with the fifteen-percent ownership reported as non-controlling interests. For the three months ended March 31, 2021 and 2020, the cost of goods sold was $3,741 and $748, respectively, and the operating expense for Holy Cacao was $187,668 and $93,482, respectively. There was $16,025 and $3,605 of revenue for Holy Cacao for the three months ended March 31, 2021 and 2020, respectively.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary (see Note 6). As of March 31, 2021 and December 31, 2020, the Company has accrued $391,667 and $329,167, respectively, in relation to the employment agreements and $21,485 and $20,578, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. As of March 31, 2021, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

As of March 31, 2021, the Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance as of March 31, 2021 was $98,753.

Related Party Loans

			March 31, 2021	December 31, 2020
1.	Note payable at 12%, matures 10/17/2021.	{a}*	$100,000	$100,000
2.	Non-interest bearing note payable, matures on 4/24/2022.	{b}*	179,813	179,813
3.	Note payable at 12%, matures 7/13/2021. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{c}*	100,000	100,000
4.	Note payable at 12%, matures 4/9/2021. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{d}*	250,000	250,000
5.	Non-interest bearing note payable, matured & repaid on 1/05/2021. In connection with the issuance, the Company had recorded debt discount and amortized it over the applicable life of the debt.	{e}*	-	74,411
6.	Non-interest bearing note payable, payment due is based on the first complete transaction of the November 9, 2020 sales agreement. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{f}*	60,000	-
7.	Non-interest bearing note payable, matures on 1/8/2022.	*	2,250	-
	Unamortized debt discount		(14,251)	(18,945)
	Total		$677,812	$685,279

{a} - On April 17, 2021, the Company extended the note to October 17, 2021 based on the same terms and conditions.
{b} - On April 24, 2021, the Company extended the note to April 24, 2022 based on the same terms and conditions.

{c} - On March 13, 2021, the Company extended the note to July 13, 2021 based on the same terms and conditions. In association with this and prior extensions the company issued 80,000 shares of common stock with a fair value of $16,000, which will be recorded as a debt discount and amortized over the life of the loan.

{d} - On April 10, 2020, the Company extended the note to April 9, 2021 based on the same terms and conditions. In association with the extension the company issued 250,000 shares of common stock with a fair value of $60,000, which will be recorded as a debt discount and amortized over the life of the loan. On May 6, 2021, the loan was assigned to a new holder. Subsequently, on May 10, 2021, the loan was converted into 2,000,000 shares of common stock. Additionally, the company granted warrants for the right to purchase 375,000 shares of common stock at an exercise price of $0.23 a share. The warrants are valued at $83,513 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years.

{e} - On December 2, 2020, the Company issued a non-interest bearing promissory note of $74,411. In connection with this note the company issued 74,410 shares of common stock with a fair value of $17,858, which was recorded as a debt discount and amortized over the life of the loan. On January 5, 2021, the Company fully repaid the loan.

{f} - On March 9, 2021, the Company issued a non-interest bearing promissory note of $60,000. In connection with this note the company issued 60,000 shares of common stock with a fair value of $12,660, which was recorded as a debt discount and amortized over the life of the loan.

* - unsecured note

During the three months ended March 31, 2021 and 2020, the Company recorded $33,354 and $9,667 of interest expense related to the amortization of debt discount and $13,315 and $13,463 of regular interest, respectively. As of March 31, 2021 and December 31, 2020, accrued interest was $51,204 and $45,889, respectively.

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company expensed the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the three months ended March 31, 2021 and 2020, the Company recorded $0 and $72,348 as compensation expense related to the warrants, respectively.

On January 1, 2020, the Company entered into director agreements with each of the Directors of the Company. Pursuant to the agreements, each Director may be compensated with share-based and/or cash-based compensation. The Directors’ compensation for the period January 1, 2020 through December 31, 2020 was $10,000 per quarter per Director to be paid on a date determined by the Board of Directors. In addition, the Directors were able to receive a one-time award of the ability to purchase a particular amount of warrants, as determined by the Board of Directors. On January 1, 2021, the director agreements were renewed with the same terms. As of March 31, 2021 and December 31, 2020 the Company has accrued $360,000 and $320,000, respectively, in relation to the director agreements.

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors.

Mr. Kaplan’s compensation as a director for the initial twelve months will consist of one million (1,000,000) warrants which will vest at the rate of 83,333 warrants per month for the initial eleven months and the balance in the twelfth month, provided he is a director on each vesting date, with the initial tranche vesting on the day he takes office and then on each monthly anniversary of such date thereafter. Each Warrant will be exercisable for 36 months after it vests and will be exercisable at a price of $0.18 per share. The warrants are valued at $177,200 based on the Black Scholes Model. If he remains in office beyond twelve months, commencing with month thirteen, his compensation will be similar to the majority of the directors then in office. For the three months ended March 31, 2021 and 2020, the Company recorded $43,693 and $0 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 we entered into (i) a Subscription Agreement with Mr. Kaplan to sell to him one million (1,000,000) shares of common stock at a purchase price of $0.20 per share for a total purchase price of $200,000, which shares shall be purchased in twelve (12) equal monthly installments of 83,333 shares (the last installment to cover 83,337 shares) with the initial purchase occurring on the date thereof and subsequent installments on each monthly anniversary thereafter (ii) a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model; and (iii) an arrangement with Mr. Kaplan that in the event he raises outside investment in the Company in the amount of $500,000 - $2,000,000, he will receive a warrant with one underlying share for each dollar he so raises. For the three months ended March 31, 2021 and 2020, the Company recorded $41,508 and $0 as compensation expense related to the warrants, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
Leasehold improvements	$40,000	$40,000
Equipment	239,515	239,515
Less: Accumulated depreciation and amortization	(49,875)	(37,077)
Total	$229,640	$242,438

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2021	December 31, 2020
Accounts payable	$658,647	$572,496
Interest	121,381	109,747
Salaries	453,152	389,745
Other	70,849	38,610
Total	$1,304,029	$1,110,598

NOTE 5 – LOANS AND LONG-TERM LOANS

			March 31, 2021	December 31, 2020
1	Note payable at 12%, matures 7/24/2021. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	$50,000	$50,000
2	Note payable at 12%, matures 7/22/2021. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{a}*	18,000	18,000
3	Note payable at 12%, matures 1/8/2022. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	50,000	50,000
4	Note payable at 12%, matures 6/11/2021. In connection with the original issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	25,000	25,000
5	Note payable at 12%, matures 7/21/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	250,000	250,000
6	Note payable at 12%, matures 10/1/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	410,000	410,000
7	Note payable at 12%, matures 10/15/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	140,000	140,000
8	Note payable at 12%, matures 10/30/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	200,000	200,000
9	Note payable at 12%, matures 7/9/2021. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	60,000	60,000
10	Note payable at 12%, matures 1/28/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	96,000	96,000
11	Note payable at 3.75%, matures 6/25/2050 - Economic injury disaster loan.	**	150,000	150,000
12	Non-interest bearing note payable, matures on 9/30/2021.	*	40,104	53,479
13	Note payable at 12%, matures 3/9/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	50,000	50,000
	Unamortized debt discount		(194,283)	(286,300)
	Total		1,344,821	1,266,179
	Less: short term loans, net		150,000	966,155
	Total long-term loans, net		$1,194,821	$300,024

{a} - On March 1, 2021, the Company extended the note to July 22, 2021 based on the same terms and conditions. In association with the extension the company issued 18,000 shares of common stock with a fair value on $4,680, which will be recorded as a debt discount and amortized over the new life of the loan.

* - unsecured note
**- secured note and collateralized by all tangible and intangible personal property

During the three months ended March 31, 2021 and 2020, the Company recorded $96,697 and $92,148 of interest expense related to the amortization of debt discount and $41,303 and $38,095 of regular interest, respectively. As of March 31, 2021 and December 31, 2020, accrued interest was $66,032 and $61,099, respectively.

As of March 31, 2021 and December 31, 2020, accrued interest associated with the economic injury disaster loan was $4,145 and $2,759, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The following table shows the changes in shares of common stock for the three months ending March 31, 2021 and 2020:

	Shares	Amount

Common stock outstanding, December 31, 2020	22,367,179

Common stock issued for cash to a related party	249,999	$50,000
Common stock issued to consultants for services	36,765	5,000
Common stock issued with loans payable	18,000	4,680
Common stock issued for related party loan	140,000	28,660
Common stock outstanding, March 31, 2021	22,811,943	$88,340

	Shares	Amount

Common stock outstanding, December 31, 2019	20,313,771

Common stock issued to consultants for services	400,000	$96,000
Common stock issued with loans payable	224,000	54,132
Common stock issued for related party loan	25,000	5,000
Common stock outstanding, March 31, 2020	20,962,771	$155,132

Warrant Activity

Common Stock Warrants

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

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. Mr. Kaplan’s compensation as a director for the initial twelve months will consist of one million (1,000,000) warrants which will vest at the rate of 83,333 warrants per month for the initial eleven months and the balance in the twelfth month, provided he is a director on each vesting date, with the initial tranche vesting on the day he takes office and then on each monthly anniversary of such date thereafter. Each Warrant will be exercisable for 36 months after it vests and will be exercisable at a price of $0.18 per share. The warrants are valued at $177,200 based on the Black Scholes Model. For the three months ended March 31, 2021 and 2020, the Company recorded $43,693 and $0 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. Due to the fact that management has assessed the probability of certain milestones being met as probable, the warrants are being straight-lined over the term of services, and accelerated whenever a milestone is met. The probability of the remaining milestones being met is reviewed by management every quarter. For the three months ended March 31, 2021 and 2020, the Company recorded $41,508 and $0 as compensation expense related to the warrants, respectively. The warrants shall vest upon the occurrence to the Company of the following milestone events through the efforts of the consultant:

No. of Warrants	Milestone
100,000	Acceptance by the Company of a full go-to market strategy for the Company's products. This milestone has been achieved as of March 31, 2021.
100,000	Acceptance by the Company of a social marketing platform and PR strategy and onboarding of such.
300,000/500,000	300,000 for each multi outlet (“MULO”) retailer that is onboarded - regardless of store count carrying the product; and 500,000, if the onboarded MULO is a national chain.
300,000	Deliverance of full due diligence package for each potential acquisition for which the Company requests the consultant perform due diligence
500,000	Upon the closing of any acquisition which the consultant brought to the Company and provided due diligence.
500,000	Additional compensation in board seat agreement.

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty four thousand dollars ($84,000). As part of the agreement the Company issued a warrant to the employee to purchase 300,000 shares of the Company’s common stock with a term of three (3) years. The warrants are valued at $97,470 based on the Black Scholes Model. In addition, the employee will receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Each of the warrants will be exercisable within a three-year period from the date of issue. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following six months. For the three months ended March 31, 2021 and 2020, the Company recorded $24,034 and $0 as compensation expense related to the warrants, respectively.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	1,403,750	$0.26
Granted	3,496,000	0.20
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2020	4,899,750	$0.21
Granted
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2021	4,899,750	$0.21

As of March 31, 2021, 2,628,917 warrants for common stock were exercisable and the intrinsic value of these warrants was $262,660, the weighted average remaining contractual life for warrants outstanding was 2.56 years and the remaining expense is $294,762 over the remaining amortization period which is 1.25 years.

As of March 31, 2020, 1,499,750 warrants for common stock were exercisable and the intrinsic value of these warrants was $31,625 and the weighted average remaining contractual life for warrants outstanding was 2.21 years.

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

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2019	3,970,000	$0.67
Granted	500,000	0.75
Outstanding, December 31, 2020	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2021	4,470,000	$0.68

As of March 31, 2021, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $4,350,600, the weighted average remaining contractual life for warrants outstanding was 7.12 years.

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

For the three months ended March 31, 2021 and 2020, the Company incurred lease expense for its operating leases of $21,911 and $0, respectively, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

The Company’s weighted-average remaining lease term relating to its operating leases is 3.08 years, with a weighted-average discount rate of 12.00%.

The Company had cash payments for operating leases of $21,806 and $0 for the three months ended March 31, 2021 and 2020, respectively.

The Company does not include the non-lease components that are associated with the lease and accounts for them outside of the lease in accordance with ASC Topic 842 Leases. The percentage of cost associated with the lease component was 100%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2021.

Maturity of Lease Liability
2021- remainder of the year	64,054
2022	86,881
2023	89,487
2024	30,122
Total undiscounted operating lease payments	$270,543
Less: Imputed interest	45,856
Present value of operating lease liabilities	$224,687

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

On October 15, 2020, the Company entered into a chocolate sales agreement with a sales consultant. The consultant will receive a commission of the gross sales (net of returns) that were directly generated by the consultant to new customers. The consultant shall receive a sales commission of the gross sales (net of returns) directly generated by the consultant to such distributor and such distributor shall receive a commission of such gross sales (net of returns). Commissions shall be paid within 30 days of the end of the quarter in which they are deemed earned. No commissions are due as of March 31, 2021. In addition, once the consultant has made $75,000 of gross sales (net of returns) he shall receive 75,000 shares of the Company’s common stock. This agreement shall continue for sixty months from the date of the agreement and will automatically extend for additional successive sixty-month terms unless written notice is delivered at least thirty days prior to the end of the current term.

On October 19, 2020, the Company entered into a chocolate sales agreement with B&A Brokerage for the greater metropolitan New York area. The term of the agreement is for one year and will automatically renew itself in one-year increments unless either party gives written notice of termination at least sixty days prior to the end of the term. During the initial term, the broker will receive a minimum monthly commission or a percentage of paid invoices for all sales in the territory, whichever is greater. After the initial term, the broker will receive a monthly commission of paid invoices for all sales in the territory. No commissions are due as of March 31, 2021.

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

As of March 31, 2021, the Company’s receivables from merchant cash advances included $32,401 from one merchant, representing 47% of the Company’s merchant cash advances. The Company earned $14,949 of MCA income from one merchant, representing 57% of the Company’s MCA income for the three months ended March 31, 2021.

As of December 31, 2020, the Company’s receivables from merchant cash advances included $59,719 from two merchants ($25,929 and $33,790), representing 49.3% of the Company’s merchant cash advances. The Company earned $75,219 of MCA income from the same two merchants ($52,065 and $23,154), representing 81% of the Company’s MCA income for the three months ended March 31, 2020.

As of March 31, 2021, there was no accounts payable concentration other than amounts owed to related parties which makes up 70% of the balance. As of December 31, 2020, there was no accounts payable concentration other than amounts owed to related parties which makes up 74% of the balance.

For the three months ended March 31, 2021, the Company had purchase concentrations of 85% from one vendor. For the three months ended March 31, 2020, the Company had purchase concentrations of 71% and 28% from two vendors.

NOTE 10 – SUBSEQUENT EVENTS

On April 15, 2021, the Company sold 83,333 shares of common stock to a related party at a purchase price of $0.20 per share for a total purchase price of $16,667.

On April 22, 2021, the Company and B&A Brokerage entered into a settlement agreement and mutual general release. The Company shall pay B&A the sum of $7,000 and have a complete settlement of all obligations under the sales agreement.

On April 29, 2021, the Company issued a promissory note to a related party for $50,000, with a due date on May 31, 2021. In connection with this note the company issued 50,000 shares of common stock with a fair value of $10,500.

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

The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. Holy Cacao holds two trademarks for the brands, “The Edibles’ Cult” and “Purely Irresistible” and the Company has submitted multiple trademark applications to the United States Patent and Trademark Office (the “USPTO”) for additional brand names, including “Mystere” and “Southeast Edibles” among others.

The Company also has a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating near-term and long-term revenue for the Company. The Company also provides cash advances directly to merchants.

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

Results of Operations for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

We had $42,338 of revenue for the three months ended March 31, 2021 compared to $96,974 in revenue for the three months ended March 31, 2020. The decrease in revenue was driven by a decrease of participation in merchant cash advances due to COVID-19, partially offset by an increase in our product sales.

Cost of product sales for the three months ended March 31, 2021 was $3,741 compared to $748 for the three months ended March 31, 2020. The increase in cost of product sales was due to an increase in product sales.

Professional fees for the three months ended March 31, 2021 was $999 compared to $12,431 for the three months ended March 31, 2020. The decrease in professional fees was due to lower legal expenses.

General and administrative expenses for the three months ended March 31, 2021 was $487,387 compared to $609,886 for the three months ended March 31, 2020. The decrease in general and administrative expenses was primarily due to decreased costs associated with stock-based compensation, consulting and accounting fees, advertising and promotion, lower fees and commissions for our cash advances and travel.

Provision for merchant cash advances for the three months ended March 31, 2021 was ($137,498) compared to $403,032 for the three months ended March 31, 2020. The decrease in provision for merchant cash advances was due to lowering the reserve allowance for our merchant cash advances.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 amounted to $(33,127) and net cash provided by operating activities for the three months ended March 31, 2020 amounted to $51,697. This includes a net loss from continuing operations of approximately $(498,000), offset by non-cash expenses of approximately $134,500 related to stock-based compensation, depreciation and amortization expense, non-cash lease expense and reserves for merchant cash advances, and cash provided by the change in net working capital items of approximately $330,200 principally related to the increase in prepaid expenses and other assets, accounts payable and accrued liabilities, vendor deposits and merchant cash advances. This resulted in a working capital deficiency of $(2,999,623) at March 31, 2021 and $(2,560,983) at December 31, 2020.

Investing Activities

Net cash used in investing activities amounted to $0 for the three months ended March 31, 2021 and $156,605 for the three months ended March 31, 2020. This was due to the purchase of equipment in 2020.

Financing Activities

Net cash provided by financing activities amounted to $24,464 for the three months ended March 31, 2021 and $101,200 for the three months ended March 31, 2020. This was due to a decrease in proceeds from loans and an increase in repayment of loans in 2021 vs 2020, partially offset by the sale of shares of common stock.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of March 31, 2021, the Company had approximately $1,195,000 of third party short term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In December 2019, a novel strain of coronavirus surfaced (COVID-19). The spread of COVID-19 around the world in 2020 caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations and cash flows as of March 31, 2021 have been adversely affected, and may be further affected in the future, by the recent and ongoing outbreak of COVID-19 which in 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be materially affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of March 31, 2021 and through the filing date of the financial statements, the Company has continued to collect receivables from its cash advances but has experienced an increase in payment delinquencies. The Company has taken a reserve allowance on its MCA’s. As of March 31, 2020, the Company’s Holy Cacao operations have experienced no disruption in customers and revenue, labor workforce, availability of products and supplies used in operations, and the value of assets held by the Company, including inventories.

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

As of March 31, 2021, the Company’s receivables from merchant cash advances included $32,401 from one merchant, representing 47% of the Company’s merchant cash advances. The Company earned $14,949 of MCA income from one merchant, representing 57% of the Company’s MCA income for the three months ended March 31, 2021.

As of December 31, 2020, the Company’s receivables from merchant cash advances included $59,719 from two merchants ($25,929 and $33,790), representing 49.3% of the Company’s merchant cash advances. The Company earned $75,219 of MCA income from the same two merchants ($52,065 and $23,154), representing 81% of the Company’s MCA income for the three months ended March 31, 2020.

As of March 31, 2021, there was no accounts payable concentration other than amounts owed to related parties which makes up 70% of the balance. As of December 31, 2020, there was no accounts payable concentration other than amounts owed to related parties which makes up 74% of the balance.

For the three months ended March 31, 2021, the Company had purchase concentrations of 85%, from one vendor. For the three months ended March 31, 2020, the Company had purchase concentrations of 71% and 28% from two vendors.

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

As of March 31, 2021, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2021, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report; however, information regarding our risk factors appears in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. Except as described below, there have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 444,764 shares of the Company’s common stock during the three months ended March 31, 2021. All of these shares were exempt pursuant to Section 4(1) as they were issued privately without any advertising or finders/brokers fees paid to third parties.

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

By:	/s/ Harold Kestenbaum	Dated: May 14, 2021
Harold Kestenbaum,
Chairman of the Board and
Interim Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: May 14, 2021
Mark J. Keeley,
Chief Financial Officer

