Form 10-Q
period 2021-09-30
First Foods Group, Inc.
filed 2021-11-12
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2021

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
None

As of November 10, 2021, the number of shares outstanding of the registrant’s class of common stock was 25,915,004, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$33,924	$50,386
Restricted cash	29,421	-
Accounts receivable	424	-
Inventory, net	57,508	46,240
Merchant cash advances, net of allowance $136,569 and $291,380, respectively	43,509	121,079
Prepaid expenses and other current assets	103,045	148,805
TOTAL CURRENT ASSETS	267,831	366,510

Property and equipment, net	200,110	242,438
Operating lease right-of-use assets	193,287	239,247
TOTAL ASSETS	$661,228	$848,195

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$960,844	$645,092
Accounts payable and accrued liabilities - related parties	629,204	465,506
Put liability	29,421	-
Deferred revenue	84,961	105,058
Loans, net of unamortized debt discount	1,460,164	966,155
Related party loans, net of unamortized debt discount	428,922	685,279
Operating lease liabilities	66,420	60,403
TOTAL CURRENT LIABILITIES	3,659,936	2,927,493

Loans, net of unamortized debt discount - long term	153,600	300,024
Operating lease liabilities - long term	128,242	179,053
TOTAL LIABILITIES	3,941,778	3,406,570

Commitments

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 354,999 and 473,332 issued and outstanding, respectively ($118,235 and $160,000 liquidation preference, respectively)	355	473
Series C convertible preferred stock: $0.001 par value,3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value,100,000,000 shares authorized, 25,563,448 and 22,367,179 shares issued and outstanding, respectively	25,563	22,367
Additional paid-in capital	11,621,741	10,515,601
Accumulated deficit	(14,714,186)	(12,954,696)
Total First Foods Group, Inc. Deficit	(3,065,867)	(2,415,595)

Noncontrolling interests	(214,683)	(142,780)
Total deficit	(3,280,550)	(2,558,375)
TOTAL LIABILITIES AND DEFICIT	$661,228	$848,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUES
Product sales, net	$55,678	$12,092	$312,142	$24,475
Merchant cash advance income, net	4,371	19,444	37,786	128,748
Total Revenues	60,049	31,536	349,928	153,223

OPERATING EXPENSES
Cost of product sales	35,446	7,838	201,530	13,289
Professional fees	2,703	28,827	5,799	59,154
General and administrative	466,717	522,033	1,400,527	1,490,095
Provision for merchant cash advances	(7,916)	(105,798)	(152,254)	374,087
Total Operating Expenses	496,950	452,900	1,455,602	1,936,625

LOSS FROM OPERATIONS	(436,901)	(421,364)	(1,105,674)	(1,783,402)

OTHER INCOME (EXPENSE)
Other income	110,000	-	110,000	1,000
Loss on extinguishment of loans payable	-	-	(299,773)	-
Interest expense	(175,997)	(191,868)	(535,947)	(515,945)

Loss before income taxes	(502,898)	(613,232)	(1,831,394)	(2,298,347)

Provision for income taxes	-	-	-	-

NET LOSS	(502,898)	(613,232)	(1,831,394)	(2,298,347)

Non-controlling interest share of loss	34,848	20,245	71,904	51,520
Deemed dividends	(198,240)	-	(337,930)	-

Net loss attributed to shareholders of First Foods Group, Inc.	$(666,290)	$(592,987)	$(2,097,420)	$(2,246,827)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.03)	$(0.03)	$(0.09)	$(0.11)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS - BASIC AND DILUTED	25,493,726	21,804,346	24,104,168	21,208,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group,	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	deficit

Balance at December 31, 2020	1,133,333	$1,133	22,367,179	$22,367	$10,515,601	$(12,954,696)	$(2,415,595)	$(142,780)	$(2,558,375)

Common stock issued for cash to a related party	-	-	249,999	250	49,750	-	50,000	-	50,000
Common stock issued to consultants for services	-	-	36,765	37	4,963	-	5,000	-	5,000
Common stock issued for related party loan	-	-	140,000	140	28,520	-	28,660	-	28,660
Common stock issued with loans payable	-	-	18,000	18	4,662	-	4,680	-	4,680
Stock based compensation	-	-	-	-	65,542	-	65,542	-	65,542
Warrants issued for director services	-	-	-	-	43,693	-	43,693	-	43,693
Net loss	-	-	-	-	-	(471,473)	(471,473)	(26,307)	(497,780)
Balance at March 31, 2021	1,133,333	$1,133	22,811,943	$22,812	$10,712,731	$(13,426,169)	$(2,689,493)	$(169,087)	$(2,858,580)

Common stock issued for cash to a related party	-	-	249,999	250	49,750	-	50,000	-	50,000
Stock compensation consultant - Put liability	-	-	112,390	112	(112)	-	-	-	-
Common stock issued for related party loan	-	-	50,000	50	10,450	-	10,500	-	10,500
Common stock issued for conversion of loans payable	-	-	191,424	192	31,067	-	31,259	-	31,259
Common stock issued for conversion of loans payable - related party	-	-	2,000,000	2,000	458,000	-	460,000	-	460,000
Stock based compensation	-	-	-	-	74,253	-	74,253	-	74,253
Warrants issued for director services	-	-	-	-	44,179	-	44,179	-	44,179
Warrants issued for related party loan	-	-	-	-	20,200	-	20,200	-	20,200
Warrants issued for conversion of loan payable	-	-	-	-	83,513	-	83,513	-	83,513
Net loss	-	-	-	-	-	(819,968)	(819,968)	(10,748)	(830,716)
Balance at June 30, 2021	1,133,333	$1,133	25,415,756	$25,416	$11,484,031	$(14,246,137)	$(2,735,557)	$(179,835)	$(2,915,392)

Common stock issued to consultants for services	-	-	34,091	34	4,398	-	4,432	-	4,432
Stock compensation consultant - Put liability	-	-	35,601	35	(35)	-	-	-	-
Common stock issued with loans payable	-	-	78,000	78	12,402	-	12,480	-	12,480
Preferred stock waived by director	(118,333)	(118)	-	-	-	-	(118)	-	(118)
Stock based compensation	-	-	-	-	54,610	-	54,610	-	54,610
Warrants issued for director services	-	-	-	-	3,398	-	3,398	-	3,398
Warrants issued for loan payable	-	-	-	-	47,597	-	47,597	-	47,597
Warrants issued for related party loan	-	-	-	-	15,340	-	15,340	-	15,340
Net loss	-	-	-	-	-	(468,049)	(468,049)	(34,848)	(502,897)
Balance at September 30, 2021	1,015,000	$1,015	25,563,448	$25,563	$11,621,741	$(14,714,186)	$(3,065,867)	$(214,683)	$(3,280,550)

Balance at December 31, 2019	1,133,333	$1,133	20,313,771	$20,314	$9,116,998	$(10,293,260)	$(1,154,815)	$(61,078)	$(1,215,893)

Common stock issued to consultants for services	-	-	400,000	400	95,600	-	96,000	-	96,000
Common stock issued for loans payable	-	-	224,000	224	53,908	-	54,132	-	54,132
Common stock issued for related party loan	-	-	25,000	25	4,975	-	5,000	-	5,000
Warrants issued for director services	-	-	-	-	197,348	-	197,348	-	197,348
Warrants issued with loan payable	-	-	-	-	20,717	-	20,717	-	20,717
Warrants issued in lieu of deferred compensation	-	-	-	-	250,000	-	250,000	-	250,000
Net loss	-	-	-	-	-	(1,069,147)	(1,069,147)	(13,349)	(1,082,496)
Balance at March 31, 2020	1,133,333	$1,133	20,962,771	$20,963	$9,739,546	$(11,362,407)	$(1,600,765)	$(74,427)	$(1,675,192)

Common stock issued to consultants for services	-	-	150,000	150	25,200	-	25,350	-	25,350
Common stock issued for related party loan	-	-	445,000	445	94,699	-	95,144	-	95,144
Warrants issued for director services	-	-	-	-	72,348	-	72,348	-	72,348
Net loss	-	-	-	-	-	(584,695)	(584,695)	(17,926)	(602,621)
Balance at June 30, 2020	1,133,333	$1,133	21,557,771	$21,558	$9,931,793	$(11,947,102)	$(1,992,618)	$(92,353)	$(2,084,971)

Common stock issued for cash to a related party	-	-	249,999	250	49,750	-	50,000	-	50,000
Common stock issued for related party loan	-	-	35,000	35	8,365	-	8,400	-	8,400
Common stock issued with loans payable	-	-	150,000	150	45,350	-	45,500	-	45,500
Stock based compensation	-	-	-	-	103,644	-	103,644	-	103,644
Warrants issued for director services	-	-	-	-	114,409	-	114,409	-	114,409
Net loss	-	-	-	-	-	(592,987)	(592,987)	(20,245)	(613,232)
Balance at September 30, 2020	1,133,333	$1,133	21,992,770	$21,993	$10,253,311	$(12,540,089)	$(2,263,652)	$(112,598)	$(2,376,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,831,394)	$(2,298,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	9,431	121,350
Employee stock based compensation	285,675	487,749
Loss on extinguishment of loan payable	299,773	-
Amortization of debt discount	382,726	355,555
Depreciation and amortization expense	43,205	24,037
Change in merchant allowance	(154,811)	345,580
Merchant cash advance direct write off	(1,312)	374,087
Non-cash lease expense	45,960	14,018
Changes in operating assets and liabilities:
Accounts receivable	(424)	13,063
Inventory	(11,268)	(12,601)
Merchant cash advances	233,693	8,495
Deferred merchant advance commissions	-	15,242
Prepaid expenses and other current assets	45,760	(12,250)
Operating lease liabilities	(44,794)	(13,913)
Accounts payable and accrued liabilities	315,752	346,857
Accounts payable and accrued liabilities - related party	163,698	166,640
Put liability	29,421	-
Deferred revenue	(20,097)	10,041
Net cash used in operating activities	(209,006)	(54,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(877)	(197,924)
Net cash used in investing activities	(877)	(197,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	50,000
Proceeds from sale of common stock - related party	100,000	-
Proceeds from loans	200,101	351,200
Repayment of loans	(53,480)	(116,655)
Forgiveness of Preferred Series B stock	(118)	-
Proceeds from related party loans	112,500	80,000
Repayments of related party loans	(136,161)	(60,000)
Net cash provided by financing activities	222,842	304,545

NET INCREASE IN CASH AND RESTRICTED CASH	12,959	52,222
CASH AND RESTRICTED CASHAT BEGINNING OF PERIOD	50,386	24,353
CASH AND RESTRICTED CASH AT END OF PERIOD	$63,345	$76,575

CASH AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
END OF PERIOD
Cash	33,924	76,575
Restricted Cash	29,421	-
	63,345	$76,575
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$17,160	$99,632
Common stock issued with related party loans	$39,160	$108,544
Common stock issued for conversion of loans payable	$250,000	$-
Common stock issued for conversion of related party loans	$25,000	$-
Warrants issued with loans	$47,597	$20,717
Warrants issued with related party loans	$35,540	$-
Warrants issued in lieu of deferred compensation	$-	$250,000
Purchase of assets and settlement of accrued expenses through issuance of loan payable	$-	$140,188
Right-of-use assets obtained in exchange for liabilities	$-	$267,704

CASH PAID FOR:
Interest	$100,065	$84,930
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the “Company” or “First Foods”) is a smaller reporting company focused on developing its specialty chocolate product line through its Holy Cacao subsidiary, participating in merchant cash advances (“MCAs”) through its 1st Foods Funding Division, and introducing new health-related brands, concepts and products through its FFGI Wholesaling Division.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2021, the Company had approximately $1,520,000 in third-party short-term debt and approximately $60,000 in associated debt discount and approximately $430,000 in related-party short-term debt and approximately $1,000 in associated debt discount that is due within the next twelve months. Management’s plan is to continue to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In December 2019, a novel strain of coronavirus surfaced (COVID-19). The spread of COVID-19 around the world in 2020 caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations and cash flows as of September 30, 2021 have been adversely affected, and may be further affected in the future, by the ongoing outbreak of COVID-19 which in 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be materially affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of September 30, 2021 and through the filing date of the unaudited condensed consolidated financial statements, the Company has continued to collect receivables from its cash advances but has experienced payment delinquencies. The Company has taken a reserve allowance on its MCA’s. As of September 30, 2021, the Company’s Holy Cacao operations have experienced no disruption in customers and revenue, labor workforce, availability of products and supplies used in operations, and the value of assets held by the Company, including inventories.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2021 may not be indicative of results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Restricted Cash

As of September 30, 2021 restricted cash included $29,421, which was restricted pursuant to the requirements in the sales consultant agreement entered into November 2020 (see note 8).

Merchant Cash Advances

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At September 30, 2021, the Company reserved an amount equal to 76% of the outstanding merchant cash advance balance at period end based on the potential impact of COVID 19.

During the nine months ended September 30, 2021, the Company wrote off 4 merchant advances for a total of $5,132. During the nine months ended September 30, 2021, the Company recovered 7 merchant advances for a total of $7,690. During the nine months ended September 30, 2020, the Company recovered 25 merchant advances for a total of $28,507. During the three months ended September 30, 2021, the Company wrote off 1 merchant advances for a total of $1,100. During the three months ended September 30, 2020, the Company recovered 3 merchant advances for a total of $4,010.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the term of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of September 30, 2021, the Company had no allowance for doubtful accounts.

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

Inventory consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Raw Materials	$41,285	$37,259
Work in Process	10,184	2,790
Finished Goods	6,039	6,191
Total	$57,508	$46,240

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of property and equipment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the nine months ended September 30, 2021 and 2020.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded in the balance sheet.

The company does not include the non-lease components that are associated with the lease and accounts for them outside of the lease in accordance with ASC Topic 842 Leases. The percentage of cost associated with the lease component was 100%.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the nine months ended September 30, 2021 and 2020, were approximately $58,000 and $49,000, respectively. The research and development costs for the three months ended September 30, 2021 and 2020, were approximately $25,000 and $16,000, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of September 30, 2021 and 2020 because their effect would be antidilutive.

The Company had 5,848,525 and 4,899,750 warrants to purchase common stock outstanding at September 30, 2021 and 2020, respectively. The Company had 4,470,000 warrants to purchase Series B preferred stock outstanding at September 30, 2021 and 2020, respectively. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock. Additionally, the Company has 354,999 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 1,774,995 and 660,000 shares of common stock at September 30, 2021 and 2020, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value. The carrying value of cash, merchant cash advances, accounts receivable, vendor deposits, prepaid expenses, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant market or credit risks arising from these financial instruments.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020, were approximately $95,600 and $27,600, respectively and for three months ended September 30, 2021 and 2020, were approximately $43,400 and $6,600, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

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

The following table summarizes the results of operations for Holy Cacao for the period:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$55,678	$12,000	$312,142	$24,500
Cost of Goods Sold	(35,448)	(7,800)	(201,531)	(13,300)
Operating Expense	(197,357)	(168,500)	(589,973)	(383,500)
Loss from Operations	$(177,127)	$(164,300)	$(479,362)	$(372,300)

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. As of September 30, 2021 and December 31, 2020, the Company has accrued $516,667 and $329,167, respectively, in relation to the employment agreements and $23,297 and $20,578, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earns $40,000 per year for his role as Chairman of the Board. As of September 30, 2021, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

As of September 30, 2021, the Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance as of September 30, 2021 and December 31, 2020 was $130,410 and $82,988, respectively.

Related Party Loans

			September 30, 2021	December 31, 2020
1.	Note payable at 12%, matures 10/17/2021.	{a} *	$100,000	$100,000
2.	Non-interest bearing note payable, matures on 4/24/2022.	{b} *	179,813	179,813
3.	Note payable at 12%, matures 1/13/2022. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{c} *	100,000	100,000
4.	Note payable at 12%, matured and converted into common stock on 5/10/2021.	{d} *	-	250,000
5.	Non-interest bearing note payable, matured & repaid on 1/05/2021. In connection with the issuance, the Company had recorded debt discount and amortized it over the applicable life of the debt.	*	-	74,411
6.	Non-interest bearing note payable, matures on 1/08/2022.	*	750	-
7.	Non-interest bearing note payable, matures 12/30/2021. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{e} *	50,000	-
	Unamortized debt discount		(1,641)	(18,945)
	Total		$428,922	$685,279

_________

{a} - On October 17, 2021, the Company extended the note to April 17, 2022 based on the same terms and conditions.
{b} - On April 24, 2021, the Company extended the note to April 24, 2022 based on the same terms and conditions.

{c} - On October 11, 2021, the Company extended the note to January 13, 2022 based on the same terms and conditions. In association with this and prior extensions the company issued 80,000 shares of common stock with a fair value of $16,000, and 200,000 warrants with a fair value of $31,550 which will be recorded as a debt discount and amortized over the life of the loan. The warrants are valued based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years.

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

{e} - On April 29, 2021, the Company issued a non-interest bearing promissory note of $50,000. In connection  with this note the company issued 50,000 shares of common stock with a fair value of $10,500, which was recorded as a debt discount and amortized over the life of the loan. The loans original maturity date was May 31, 2021 but has been extended to December 30, 2021. In association with this and prior extensions the company granted warrants for the right to purchase 200,000 shares of common stock with a fair value of $36,410 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

* ‐ unsecured note

During the nine months ended September 30, 2021 and 2020, the Company recorded $92,004 and $70,522 of interest expense related to the amortization of debt discount and $28,307 and $40,537 of regular interest, respectively.

During the three months ended September 30, 2021 and 2020, the Company recorded $34,534 and $39,053 of interest expense related to the amortization of debt discount and $6,049 and $13,611 of regular interest, respectively. As of September 30, 2021 and December 31, 2020, accrued interest was $62,100 and $45,889, respectively.

During the nine months ended September 30, 2021, the Company converted $250,000 of loan payable in exchange for 2,000,000 shares of common stock and warrants for the right to purchase 375,000 shares of common stock. The aggregate fair value of the common stock shares issued and for the granted warrants was $543,513. The Company recorded a loss on conversion of debt of $293,513.

Related Party Payables

As of September 30, 2021, the Company owes a Director $127,804 for expenses incurred on behalf of the company.

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

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company expensed the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. There was no expense related to these warrants for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company recorded $73,143 and $217,839 as compensation expense related to the warrants, respectively.

On January 1, 2020, the Company entered into director agreements with each of the Directors of the Company. Pursuant to the agreements, each Director may be compensated with share-based and/or cash-based compensation. The Directors’ compensation for the period January 1, 2020 through December 31, 2020 was $10,000 per quarter per Director to be paid on a date determined by the Board of Directors. In addition, the Directors were able to receive a one-time award of the ability to purchase a particular amount of warrants, as determined by the Board of Directors. On January 1, 2021, the director agreements were renewed with the same terms. During the nine months ended September 30, 2021, a director agreed to waive 118,333 of preferred B shares of stock and $110,000 of accrued director compensation. The company recorded the forgiveness of accrued director compensation as other income. As of September 30, 2021 and December 31, 2020 the Company has accrued $330,000 and $320,000, respectively, in relation to the director agreements.

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors.

Mr. Kaplan’s compensation as a director for the initial twelve months will consist of one million (1,000,000) warrants which will vest at the rate of 83,333 warrants per month for the initial eleven months and the balance in the twelfth month, provided he is a director on each vesting date, with the initial tranche vesting on the day he takes office and then on each monthly anniversary of such date thereafter. Each Warrant will be exercisable for 36 months after it vests and will be exercisable at a price of $0.18 per share. The warrants are valued at $177,200 based on the Black Scholes Model. If he remains in office beyond twelve months, commencing with month thirteen, his compensation will be similar to the majority of the directors then in office. The company is currently in negotiation with Mr. Kaplan regarding his compensation. For the nine months ended September 30, 2021 and 2020, the Company recorded $91,270 and $0 as compensation expense related to the warrants, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded $3,398 and $0 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 we entered into (i) a Subscription Agreement with Mr. Kaplan to sell to him one million (1,000,000) shares of common stock at a purchase price of $0.20 per share for a total purchase price of $200,000, which shares shall be purchased in twelve (12) equal monthly installments of 83,333 shares (the last installment to cover 83,337 shares) with the initial purchase occurring on the date thereof and subsequent installments on each monthly anniversary thereafter (ii) a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model; and (iii) an arrangement with Mr. Kaplan that in the event he raises outside investment in the Company in the amount of $500,000 - $2,000,000, he will receive a warrant with one underlying share for each dollar he so raises. For the nine months ended September 30, 2021 and 2020, the Company recorded $125,909 and $0 as compensation expense related to the warrants, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded $42,431 and $0 as compensation expense related to the warrants, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Leasehold improvements	$40,000	$40,000
Equipment	240,392	239,515
Less: Accumulated depreciation and amortization	(80,282)	(37,077)
Total	$200,110	$242,438

NOTE 4 – ACCOUNTS PAYABLE, RELATED PARTY PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2021	December 31, 2020
Accounts payable	$205,726	$146,910
Interest	165,466	109,747
Salaries	412,161	349,745
Other	177,494	38,690
Related party payables and officer and director fees	629,204	465,506
Total	$1,590,052	$1,110,598

NOTE 5 – LOANS AND LONG-TERM LOANS

			September 30, 2021	December 31, 2020
1.	Note payable at 12%, matures 1/23/2022. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{a} *	$50,000	$50,000
2.	Note payable at 12%, matures 10/22/2021. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{b} *	18,000	18,000
3.	Note payable at 12%, matures 1/8/2022. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	*	50,000	50,000
4.	Note payable at 12%, matured and converted into common stock on 6/11/2021.	{c} *	-	25,000
5.	Note payable at 12%, matures 1/31/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{d} *	250,000	250,000
6.	Note payable at 12%, matures 4/16/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{e} *	410,000	410,000
7.	Note payable at 12%, matures 4/2/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{f} *	140,000	140,000
8.	Note payable at 12%, matures 4/31/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{g} *	200,000	200,000
9.	Note payable at 12%, matures 1/23/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{h} *	60,000	60,000
10.	Note payable at 12%, matures 7/29/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{i} *	96,000	96,000
11.	Note payable at 3.75%, matures 6/25/2050 - Economic injury disaster loan.	**	150,000	150,000
12.	Non-interest bearing note payable, matured and repaid on 9/30/2021.	*	-	53,479
13.	Note payable at 12%, matures 3/9/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{j} *	50,000	50,000
14.	Note payable at 12.5%, matures 12/17/2022.		3,600	-
15.	Non-interest bearing note payable, matures 11/30/2021.	*	100,001	-
16.	Non-interest bearing note payable, matures 9/19/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{k} *	16,500	-
17.	Non-interest bearing note payable, matures 11/17/2021.	*	50,000	-
18.	Non-interest bearing note payable, matures 11/23/2021.	{l} ***	30,000	-
	Unamortized debt discount		(60,337)	(286,300)
	Total		1,613,764	1,266,179
	Less: short term loans, net		1,460,164	966,155
	Total long-term loans, net		$153,600	$300,024

{a}

 - On August 4, 2021, the Company extended the note to January 23, 2022 based on the same terms and conditions. In association with the extension the company granted warrants with the right to purchase 50,000 shares of common stock with a fair value on $7,675, which will be recorded as a debt discount and amortized over the new life of the loan. The warrants are valued based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years.

{b}

 - On August 4, 2021, the Company extended the note to October 22, 2021 based on the same terms and conditions. In association with the extension the company issued 18,000 shares of common stock with a fair value on $2,880, which will be recorded as a debt discount and amortized over the new life of the loan. On October 14, 2021, the Company extended the note to April 22, 2022 based on the same terms and conditions. In association with the extension the company issued 18,000 shares of common stock with a fair value on $2,999, which will be recorded as a debt discount and amortized over the new life of the loan.

{c}

 - On June 19, 2021, the Company converted the entire value of the note to 191,424 shares of common stock with a fair value of $31,260. In association with the conversion of the note to common stock, the company recognized a loss of $6,260.

{d}

 - On August 6, 2021, the Company extended the note to January 31, 2022. The current interest rate will continue at 12% per annum, however the amount of interest above a rate of 6% per annum will be deemed paid by being added to capital due from the Company to the creditor. This additional capital amount will not bear interest in the period to January 31, 2022. In association with the extension the company granted warrants with the right to purchase 250,000 shares of common stock with a fair value on $37,125, which will be recorded as a debt discount and amortized over the new life of the loan. The warrants are valued based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years.

{e}

 - On October 28, 2021, the Company extended the note to April 2, 2022 based on the same terms and conditions. In association with the extension the company modified previously granted warrants by lowering the exercise price to $0.17 and extending the expiration date of the warrants by three (3) years. The value of the modification of the warrants is $12,936, which will be recorded a debt discount and amortized over the extension of the loan.

{f}

 - On October 28, 2021, the Company extended the note to April 16, 2022 based on the same terms and conditions. In association with the extension the company modified previously granted warrants by lowering the exercise price to $0.17 and extending the expiration date of the warrants by three (3) years. The value of the modification of the warrants is $23,173, which will be recorded a debt discount and amortized over the extension of the loan.

{g}

 - On October 28, 2021, the Company extended the note to April 31, 2022 based on the same terms and conditions. In association with the extension the company modified previously granted warrants by lowering the exercise price to $0.17 and extending the expiration date of the warrants by three (3) years. The value of the modification of the warrants is $11,780, which will be recorded a debt discount and amortized over the extension of the loan.

{h}

 - On August 4, 2021, the Company extended the note to January 23, 2022 based on the same terms and conditions. In association with the extension the company issued 60,000 shares of common stock with a fair value on $9,600, which will be recorded as a debt discount and amortized over the new life of the loan.

{i}

 - On October 28, 2021, the Company extended the note to July 29, 2022 based on the same terms and conditions. In association with the extension the company modified previously granted warrants by lowering the exercise price to $0.17 and extending the expiration date of the warrants by three (3) years. The value of the modification of the warrants is $3,878, which will be recorded a debt discount and amortized over the extension of the loan.

{j}	- On October 8, 2021, the Company converted the entire value of the note to 333,556 shares of common stock with a fair value of $55,570.
{k}

 - On September 20, 2021, the Company issued a non-interest bearing note of $16,500. In connection with this note the company granted warrants for the right to purchase 16,500 shares of common stock at an exercise price of $0.18 a share. The warrants are valued at $2,802 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

{l}	- On August 23, 2021, the Company issued a non-interest bearing promissory note of $30,000.

*	- unsecured note
**	- secured note and collateralized by all tangible and intangible personal property
***	- unsecured note and guaranteed by a Director of the Company

During the three months ended September 30, 2021 and 2020, the Company recorded $94,641 and $97,181 of interest expense related to the amortization of debt discount and $39,852 and $41,037 of regular interest, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded $290,721 and $285,033 of interest expense related to the amortization of debt discount and $122,841 and $117,996 of regular interest, respectively. As of September 30, 2021 and December 31, 2020, accrued interest was $96,385 and $61,099, respectively.

As of September 30, 2021 and December 31, 2020, accrued interest associated with the economic injury disaster loan was $7,043 and $2,759, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The following table shows the changes in shares of common stock for the nine months ending September 30, 2021 and 2020:

	Shares	Amount

Common stock outstanding, December 31, 2020	22,367,179

Common stock issued for cash to a related party	499,998	$100,000
Common stock issued to consultants for services	218,847	9,432
Common stock issued for related party loan	190,000	39,160
Common stock issued with loans payable	96,000	17,160
Common stock issued for conversion of loans payable	191,424	31,259
Common stock issued for conversion of related party loans payable	2,000,000	460,000
Common stock outstanding, September 30, 2021	25,563,448	$657,011

	Shares	Amount

Common stock outstanding, December 31, 2019	20,313,771

Common stock issued for cash to a related party	249,999	$50,000
Common stock issued to consultants for services	550,000	121,350
Common stock issued with loans payable	374,000	99,632
Common stock issued for related party loans	505,000	108,544
Common stock outstanding, September 30, 2020	21,992,770	$379,526

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

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. Mr. Kaplan’s compensation as a director for the initial twelve months will consist of one million (1,000,000) warrants which will vest at the rate of 83,333 warrants per month for the initial eleven months and the balance in the twelfth month, provided he is a director on each vesting date, with the initial tranche vesting on the day he takes office and then on each monthly anniversary of such date thereafter. Each Warrant will be exercisable for 36 months after it vests and will be exercisable at a price of $0.18 per share. The warrants are valued at $177,200 based on the Black Scholes Model. For the nine months ended September 30, 2021 and 2020, the Company recorded $91,270 and $0 as compensation expense related to the warrants, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded $3,398 and $0 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. Due to the fact that management has assessed the probability of certain milestones being met as probable, the warrants are being straight-lined over the term of services, and accelerated whenever a milestone is met. The probability of the remaining milestones being met is reviewed by management every quarter. For the nine months ended September 30, 2021 and 2020, the Company recorded $125,909 and $0 as compensation expense related to the warrants, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded $42,431 and $0 as compensation expense related to the warrants, respectively. The warrants shall vest upon the occurrence to the Company of the following milestone events through the efforts of the consultant:

No. of Warrants	Milestone
100,000	Acceptance by the Company of a full go-to market strategy for the Company’s products. This milestone has been achieved as of September 30, 2021.
100,000	Acceptance by the Company of a social marketing platform and PR strategy and onboarding of such.
300,000/500,000	300,000 for each multi outlet (“MULO”) retailer that is onboarded - regardless of store count carrying the product; and 500,000, if the onboarded MULO is a national chain.
300,000	Deliverance of full due diligence package for each potential acquisition for which the Company requests the consultant perform due diligence
500,000	Upon the closing of any acquisition which the consultant brought to the Company and provided due diligence.
500,000	Additional compensation in board seat agreement.

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty four thousand dollars ($84,000). As part of the agreement the Company issued a warrant to the employee to purchase 300,000 shares of the Company’s common stock with a term of three (3) years. The warrants are valued at $97,470 based on the Black Scholes Model. In addition, the employee will receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Each of the warrants will be exercisable within a three-year period from the date of issue. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following six months. For the nine months ended September 30, 2021 and 2020, the Company recorded $57,681 and $0 as compensation expense related to the warrants, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded $9,346 and $0 as compensation expense related to the warrants, respectively. On August 4, 2021, the Company granted the Employee warrants to purchase up to 300,000 shares of common stock. The warrants are valued at $46,050 based on the Black Scholes Model.

On November 9, 2020, the Company entered into a grant agreement with a sales consultant (see Note 8). On September 30, 2021 and June 29, 2021, the company granted the sales consultant warrants for the right to purchase 17,801 and 39,474 shares of common stock at an exercise price of $0.17 and $0.21 a share, respectively. The warrants are valued at a total of $10,814 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. As a result of this issuance, the price protection clause on the director’s warrants issued on December 31, 2019 and on the consultant’s warrant issued on July 31, 2020 and August 4, 2020, were triggered resulting in the warrants being reset to an exercise price of $1.05 and $0.21, respectively. As a result of the modification of the exercise price of these warrants, the Company recognized an incremental value of $198,240 and $337,930, for the three and nine months ended September 30, 2021, respectively, which was recorded as a deemed dividend on the condensed consolidated statement of operations.

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

On August 4, 2021, the Company extended the maturity date on one of its promissory notes (see Note 2). In association with this extension the company granted warrants for the right to purchase 100,000 shares of common stock at an exercise price of $0.16 a share. The warrants are valued at $15,340 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

On August 4, 2021, the Company extended the maturity date on one of its promissory notes (see Note 5). In association with this extension the company granted warrants for the right to purchase 50,000 shares of common stock at an exercise price of $0.16 a share. The warrants are valued at $7,675 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

On August 6, 2021, the Company extended the maturity date on one of its promissory notes (see Note 5). In association with this extension the company granted warrants for the right to purchase 250,000 shares of common stock at an exercise price of $0.16 a share. The warrants are valued at $37,125 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

On September 20, 2021, the Company issued a promissory note of $16,500 (see Note 5). In connection with this note the Company issued warrants to purchase 16,500 shares of the Company’s common stock with an exercise price of $0.18 per share. The warrants are valued at $2,802 based on the Black Scholes Model and included in the debt discount. The warrants are fully vested as of the issue dates with an exercise term of three (3) years.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	1,403,750	$0.26
Granted	3,496,000	0.20
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2020	4,899,750	$0.21
Granted	948,775	0.19
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2021	5,848,525	$0.21

As of September 30, 2021, 3,948,525 warrants for common stock were exercisable and the intrinsic value of these warrants was $34,346, the weighted average remaining contractual life for warrants outstanding was 2.17 years and the remaining expense is $129,138 over the remaining amortization period which is 1.89 years.

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

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2019	3,970,000	$0.67
Granted	500,000	0.75
Outstanding, December 31, 2020	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2021	4,470,000	$0.68

As of September 30, 2021, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $918,810, the weighted average remaining contractual life for warrants outstanding was 6.62 years.

As of September 30, 2020, 4,350,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $2,658,600, the weighted average remaining contractual life for warrants outstanding was 7.63 years and the remaining expense is $364,124 over the remaining amortization period which is 1.25 years.

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

For the nine months ended September 30, 2021 and 2020, the Company incurred lease expense for its operating leases of $65,732 and $21,910, respectively, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2021 and 2020, the Company incurred lease expense for its operating leases of $21,910 and $21,910, respectively, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.58 years, with a weighted-average discount rate of 12.00%.

The Company had cash payments for operating leases of $64,566 and $21,806 for the nine months ended September 30, 2021 and 2020, respectively and $21,294 and $21,806 for the three months ended September 30, 2021 and 2020, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2021.

Maturity of Lease Liability
2021- remainder of the year	21,294
2022	86,881
2023	89,487
2024	30,121
Total undiscounted operating lease payments	$227,784
Less: Imputed interest	33,121
Present value of operating lease liabilities	$194,662

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

On October 15, 2020, the Company entered into a chocolate sales agreement with a sales consultant. The consultant will receive a commission of the gross sales (net of returns) that were directly generated by the consultant to new customers. The consultant shall receive a sales commission of the gross sales (net of returns) directly generated by the consultant to such distributor and such distributor shall receive a commission of such gross sales (net of returns). Commissions shall be paid within 30 days of the end of the quarter in which they are deemed earned. No commissions are due as of September 30, 2021. In addition, once the consultant has made $75,000 of gross sales (net of returns) he shall receive 75,000 shares of the Company’s common stock. This agreement shall continue for sixty months from the date of the agreement and will automatically extend for additional successive sixty-month terms unless written notice is delivered at least thirty days prior to the end of the current term.

On November 9, 2020, the Company entered into an agreement with a consultant. The consultant shall provide the following services: develop a marketing plan and act as a sales agent with respect to the wholesale of various products by the Company. As compensation for the services, the consultant shall receive a cash payment in an amount in excess of 9% of the profit margin. However, in the event the average closing price of the Company’s common stock on the common stock’s primary market over the final ten (10) trading days of any month is greater than or equal to $0.50, then the cash compensation for such month shall only be the amount of profit margin generated by the sales of the products in excess of 14% of gross sales and the amount of profit margin between 9% and 14% of gross sales shall completely belong to the Company. Prior to the payment date of each month, the consultant can elect to receive all or part of the cash compensation due for such month in the form of common stock by providing written notice of such election to the Company. The number of shares to be issued shall be calculated based upon a per share value equal to 80% of the valuation price. This agreement shall commence on the effective date and shall continue for a term of two (2) years. Prior to six months after the effective date this agreement may not be cancelled without cause. After six months this agreement may be sooner terminated by either party upon sixty days written notice. Commencing 120 days after the effective date, absent an effective registration statement by the Company covering the shares, the sales consultant may “Put” to the Company any vested shares at a price per share equal to the grant price at any time during the term. The Company shall maintain a separate account with funds to pay for the Put for as long as the Put is exercisable and the Put right shall be subject to the terms governing such account. As of September 30, 2021, the Company has recorded a Put liability of $29,421.

On November 9, 2020, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to three million (3,000,000) shares to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of various wholesale products generated by the sales consultant at the end of each month multiplied by a fixed percentage of nine percent (9%) divided by the last closing market price of the shares as of the effective date. In addition to the shares to be issued, the sales consultant shall be issued three million (3,000,000) warrants to purchase shares. One warrant shall be fully vested for every share issued. The exercise price of each warrant shall be equal to the grant price and each warrant shall be exercisable for thirty-six (36) months following the date of vesting. Until such time as the shares underlying the warrants are registered, the warrants may be exercised via a cashless exercise. During the nine months ended September 30, 2021 the company issued 147,991 shares of common stock and warrants with the right to purchase up to 57,275 shares of common stock as compensation for services. As of September 30, 2021, there were 2,852,009 shares of common stock and 2,942,743 warrants remaining.

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

On July 13, 2021, the Company entered into an agreement with a sales consultant to further the business purpose of the Company. In consideration for the services provided by the consultant, the Company will desire to compensate the consultant with up to 240,000 shares of restricted common stock of the Company based upon the consultant’s performance over a six-month term. The shares will be issued each month if certain milestones are met.

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

As of September 30, 2021, the Company’s receivables from merchant cash advances included $29,971 from one merchant, representing 70% of the Company’s merchant cash advances. The Company earned $2,493 of MCA income from the same merchant, representing 57% of the Company’s MCA income for the three months ended September 30, 2021. The Company earned $14,949 and $6,463 of MCA income from two merchants, representing 41% and 18%, respectively, of the Company’s MCA income for the nine months ended September 30, 2021.

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

As of September 30, 2021, there was no accounts payable concentration other than amounts owed to related parties. As of December 31, 2020, there was no accounts payable concentration other than amounts owed to related parties.

For the three months ended September 30, 2021, the Company had purchase concentrations of 81% and 12% from two vendors. For the nine months ended September 30, 2021, the Company had purchase concentrations of 60% and 21% from two vendors. For the three months ended September 30, 2020, the Company had purchase concentrations of 36%, 27%, and 25% from three vendors. For the nine months ended September 30, 2020, the Company had purchase concentrations of 64% and 12% from two vendors.

NOTE 10 – SUBSEQUENT EVENTS

On November 1, 2021, the Company issued a non-interest bearing note of $13,000, which matures on December 30, 2021.

On November 9, 2021, the Company issued a non-interest bearing note of $86,127 to a Director of the Company, which matures on November 8, 2022.

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

First Foods is focused on developing its specialty chocolate product line through its Holy Cacao subsidiary, participating in merchant cash advances (“MCAs”) through its 1st Foods Funding Division, and introducing new health-related brands, concepts and products through its FFGI Wholesaling Division.

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

Results of Operations for the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

We had $60,049 of revenue for the three months ended September 30, 2021 compared to $31,536 in revenue for the three months ended September 30, 2020. The increase in revenue was driven by an increase in our product sales, primarily from sales in our newly formed wholesale division, partially offset by a decrease of participation in merchant cash advances due to COVID-19.

Cost of product sales for the three months ended September 30, 2021 was $35,446 compared to $7,838 for the three months ended September 30, 2020. The increase in cost of product sales was due to an increase in product sales, primarily from the newly formed wholesale division. Gross margin is lower this period compared to last year due to the type of products being sold.

Professional fees for the three months ended September 30, 2021 was $2,703 compared to $28,827 for the three months ended September 30, 2020. The decrease in professional fees was due to lower legal fees incurred because of fewer contractual arrangements.

General and administrative expenses for the three months ended September 30, 2021 was $466,717 compared to $522,033 for the three months ended September 30, 2020. The decrease in general and administrative expenses was primarily due to decreased costs associated with compensation, commissions, advertising and promotion, depreciation, travel, lower fees and commissions for our cash advances and reduced cost for research and development.

Provision for merchant cash advances for the three months ended September 30, 2021 was $(7,916) compared to $(105,798) for the three months ended September 30, 2020. The decrease in provision for merchant cash advances was due to lowering the reserve allowance for our merchant cash advances.

Results of Operations for the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

We had $349,928 of revenue for the nine months ended September 30, 2021 compared to $153,221 in revenue for the nine months ended September 30, 2020. The increase in revenue was driven by an increase in our product sales, primarily from sales in our newly formed wholesale division, partially offset by a decrease of participation in merchant cash advances due to COVID-19.

Cost of product sales for the nine months ended September 30, 2021 was $201,530 compared to $13,289 for the nine months ended September 30, 2020. The increase in cost of product sales was due to an increase in product sales. Gross margin is lower this period compared to last year due to the type of products being sold.

Professional fees for the nine months ended September 30, 2021 was $5,799 compared to $59,154 for the nine months ended September 30, 2020. The decrease in professional fees was due to lower legal fees incurred because of fewer contractual arrangements.

General and administrative expenses for the nine months ended September 30, 2021 was $1,400,527 compared to $1,490,095 for the nine months ended September 30, 2020. The decrease in general and administrative expenses was primarily due to decreased costs associated with stock-based compensation, consulting and accounting fees, lower fees and commissions for our cash advances and travel.

Provision for merchant cash advances for the nine months ended September 30, 2021 was $(152,254) compared to $374,087 for the nine months ended September 30, 2020. The decrease in provision for merchant cash advances was due to lowering the reserve allowance for our merchant cash advances.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 amounted to $209,006 and net cash used in operating activities for the nine months ended September 30, 2020 amounted to $54,399. This includes a net loss from operations of approximately $(1,831,394), offset by non-cash expenses of approximately $911,000 related to stock-based compensation, loss on conversion of loan payable, depreciation and amortization expense, non-cash lease expense and reserves for merchant cash advances, and cash provided by the change in net working capital items of approximately $712,000 principally related to the increase in prepaid expenses and other assets, operating lease liabilities, accounts payable and accrued liabilities, and merchant cash advances. This resulted in a working capital deficiency of $(3,392,105) at September 30, 2021 and $(2,560,983) at December 31, 2020.

Investing Activities

Net cash used in investing activities amounted to $877 for the nine months ended September 30, 2021 and $197,924 for the nine months ended September 30, 2020. This was due to more equipment purchased during the nine months ended 2020 vs. the nine months ended 2021.

Financing Activities

Net cash provided by financing activities amounted to $222,842 for the nine months ended September 30, 2021 and $304,545 for the nine months ended September 30, 2020. This was primarily due to a decrease in proceeds from loans and an increase in repayment of loans 2021 vs 2020, partially offset by the sale of shares of common stock.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2021, the Company had approximately $1,520,000 in third-party short-term debt and approximately $60,000 in associated debt discount and approximately $430,000 in related-party short-term debt and approximately $1,000 in associated debt discount that is due within the next twelve months. . Management’s plan is to  continue to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In December 2019, a novel strain of coronavirus surfaced (COVID-19). The spread of COVID-19 around the world in 2020 caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations and cash flows as of September 30, 2021 have been adversely affected, and may be further affected in the future, by the ongoing outbreak of COVID-19 which in 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be materially affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of September 30, 2021 and through the filing date of the financial statements, the Company has continued to collect receivables from its cash advances but has experienced payment delinquencies. The Company has taken a reserve allowance on its MCA’s. As of September 30, 2021, the Company’s Holy Cacao operations have experienced no disruption in customers and revenue, labor workforce, availability of products and supplies used in operations, and the value of assets held by the Company, including inventories.

Concentration Risks

The Company recognizes the concentration of its merchant cash advances, which could inherently create a potential risk to future working capital in the event that the Company is not able to collect all, or a majority, of the outstanding merchant cash advances. The Company actively mitigates its portfolio concentration risk by monitoring its merchant cash advance provider’s ability to participate in merchant cash advances from alternative providers and spreading merchant cash advance participation across various merchants. See disclosures in footnote 9 of the Company’s unaudited condensed financial statements for details regarding specific concentration amounts.

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

As of September 30, 2021, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2021, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 147,692 and 3,196,269 shares of the Company’s common stock during the three and nine months ended September 30, 2021, respectively. All of these shares were exempt pursuant to Section 4(1) as they were issued privately without any advertising or finders/brokers fees paid to third parties.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

Item 6. Exhibits, Financial Statement Schedules

3.1	Articles of Incorporation of the Registrant (1)
3.2	By-laws of the Registrant (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on November 10, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Harold Kestenbaum	Dated: November 12, 2021
Harold Kestenbaum,
Chairman of the Board and
Interim Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: November 12, 2021
Mark J. Keeley,
Chief Financial Officer

