Form 10-K
period 2021-12-31
First Foods Group, Inc.
filed 2022-04-14
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-206260

FIRST FOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4145514
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

First Foods Group, Inc.c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S Las Vegas, NV	89169-6014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 471-0988

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,117,394 as of June 30, 2021 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported).

There were 27,058,338 shares of the registrant’s common stock outstanding as of April 12, 2022.

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

The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. Holy Cacao holds four trademarks for the brands, “The Edibles Cult”, “Purely Irresistible”, “Mystere” and “Southeast Edibles”.

The Company also has a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating revenue for the Company. The Company also provides cash advances directly to merchants.

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

We are secondarily involved in introducing new health-related brands, concepts and products through our FFGI Wholesaling Division and participating in merchant cash advances through our First Foods Funding Division. The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers.

TARGET MARKET AND OUR NICHE WITHIN

Our highest priority target market consists of chocolate wholesalers who have a desire to distribute our specialty chocolate products infused with a hemp-based ingredient to select retailers throughout the United States.

Our secondary target market consists of health-related products and merchant cash advance participations. We are aware of an increasing demand for lending services and products for small businesses, and we believe the merchant cash advance market is in a growth mode that presents us with significant opportunity. Furthermore, we believe the small business lending market is underserved and the ability of small businesses to obtain credit with traditional banking institutions is difficult. Our niche approach is to participate with other syndicated participants in a broad range of merchant cash advances, as well as selectively issue merchant cash advances directly to merchants we know well.

COMPETITION, OUR COMPETITIVE STRATEGY AND METHODS OF COMPETITION

Our competition consists of companies that operate in the specialty hemp-based chocolate and related health products industry. Our competitive strategy is to target the consumers of health-related products and specialty, high-end chocolate products infused with a hemp-based ingredient.

MARKETING, MARKETING OBJECTIVES AND STRATEGIES

The Company markets its products to existing and emerging food service companies, focusing specifically on brand development.

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

Currently, the Company’s officers and directors promote our products through various channels, including networking at local industry events and Internet sources. The Company does not actively market its merchant cash advance participation because all marketing activities are performed by TIER. We anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the food service and health-based wholesaling industry and by using technical and operational consultants, which will allow qualified individuals to join our management team and Board of Directors.

RESEARCH AND DEVELOPMENT

The Company has engaged market and branding consultants to assist its master chocolatier with the research and development of specialty hemp-based chocolate products targeted to particular states within the US.

EMPLOYEES

The Company’s employees consist of, Mark J. Keeley, who is a director and our Chief Financial Officer, Moises Davidovits, who is the Company’s “Master Chocolatier”, and three production assistants who report to Moises. Harold Kestenbaum is a director consultant serving in the role of interim Chief Executive Officer. Abraham Rosenblum is a director serving in the role of Secretary. Michael Kaplan is a director serving in the role of Chief Marketing Officer. These individuals, along with director Hershel Weiss, are responsible for overall Company operations, product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan. Additionally, our Master Chocolatier, runs the day-to-day manufacturing, packaging and distribution of the Company’s specialty hemp-based chocolate product line.

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

The Company has incurred net losses since inception and will likely continue to incur net losses while it builds its business and as such it may not achieve or maintain profitability. The Company’s limited operating history makes it difficult to evaluate its business and prospects, and there is no assurance that the business of the Company will grow or that it will become profitable. For the year ended December 31, 2021, the Company had a purchase concentration of 79% from one vendor. The concentration of the Company’s purchases creates a potential risk to future supply in the event that the Company is not able to obtain supplies from other vendors.

We have limited cash on hand which creates substantial doubt about our ability to continue as a going concern.

In their reports for the years ended December 31, 2021 and 2020, our auditors have expressed that substantial doubt exists about our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the twelve months following the audit report. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future. As a result, we will need to generate significant revenues or otherwise raise funds in order to achieve and maintain profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

New legislation or regulation, or the application of existing laws and regulations to the medical and consumer hemp industries could add additional costs and risks to doing business. We and our licensees, if any, will be subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. It is reasonable to assume that as hemp use becomes more mainstream that the Food and Drug Administration (FDA) and or other federal, state and local governmental agencies will impose regulations covering the purity, privacy, quality control, security and many other aspects of the industry, all of which will likely raise the cost of compliance thereby reducing profits or even making it more difficult to continue operations, either of which scenarios, if they occur, could have a negative impact on our business and operations.

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

Over the last few years, federal and state regulatory and other policymaking entities have taken an increased interest in marketplace and online lending, including online small business lending. For example, in July 2015, the U.S. Department of the Treasury issued a public request for information regarding expanding access to credit through online marketplace lending. Activity in various states has also increased, including in the states of California and New York. In December 2015, the California Department of Business Oversight announced an inquiry into the marketplace lending industry and requested information from fourteen marketplace and online lenders. The New York Department of Financial Services opened a formal investigation of marketplace and online lending in March 2019. In May 2019, the Federal Trade Commission held a forum, “Strictly Business,” that explored small business lending practices, regulations, and policies. The forum consisted of three panels: (1) Overview of the Small Business Financing Marketplace, (2) Case Study on Merchant Cash Advances, and (3) Consumer Protection Risks and the Path Ahead. These initiatives were presented as information gathering projects to assist federal and state officials in better understanding, among other things, the methods, role and impact of online and marketplace lending on credit markets. These initiatives either have resulted, or are expected to result, in policy recommendations that could impact merchant cash advance business practices and operations, if the recommendations result in new laws or regulations. As of December 31, 2021, the above federal and state initiatives have not resulted in formal regulation that could foreclose the future of merchant cash advances as a viable financial product. However, the aforementioned regulatory authorities have continued to respond to complaints that provide a glimpse into what merchant cash advance companies should expect in a regulated future for the industry. In particular, authorities consistently warn against the recharacterization of merchant cash advances as loans, which provides significant guidance for not only the drafting of MCA agreements, but also the underwriting and marketing of MCA. Also, if a federal or state regulatory authority were to enact legislation requiring licensure by commercial lenders or imposing certain applicable rate caps or other provisions inconsistent with current merchant cash advance business practices and alternative solutions were not available, we could be required to reevaluate our participation in merchant cash advances. We expect these and other types of legislative and regulatory activities to continue in the future as marketplace and online lending grow and become the subject of greater public interest. For example, with the prospect of easing regulatory burdens at the federal level under the current administration, some states have indicated their intention to take more aggressive regulatory action. We cannot predict the outcome of these or other comparable future activities, when or whether they will lead to new laws, regulations or other actions or what they might be. However, the impact and cost of any possible future changes to laws or regulations could be substantial and could also require us to change our business practices and operations in a manner that adversely impacts our business. Changes in laws or regulations, including recent changes under the Tax Cuts and Jobs Act of 2017 (and any related Treasury regulations, rules or interpretations, if and when issued), or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we currently conduct business or make it more difficult or costly for us to participate in merchant cash advances. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits and damage to the merchant cash advance industry, which could have a material adverse effect on our business and financial condition. A proceeding relating to one or more allegations or findings of our merchant cash advance provider’s violation of such laws could impair the ability to collect payments on advances or to participate in additional advances.

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

In December 2019, a novel strain of coronavirus surfaced (COVID-19). The spread of COVID-19 around the world through 2021 caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations and cash flows as of December 31, 2021 have been adversely affected, and may be further affected in the future, by the ongoing outbreak of COVID-19 which in 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be materially affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of December 31, 2021 and through the filing date of the audited consolidated financial statements, the Company has continued to collect receivables from its cash advances but has experienced payment delinquencies. The Company has taken a reserve allowance on its MCA’s. As of December 31, 2021, the Company’s Holy Cacao operations have experienced no disruption in customers and revenue, labor workforce, availability of products and supplies used in operations, and the value of assets held by the Company, including inventories.

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

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or Nasdaq, on which their securities are listed. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in its annual reports. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, the Company as of this filing does not have effective controls. As we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer. Also, among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight and the adoption of a Code of Ethics. The Company has not adopted exchange-mandated corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

Item 1B. Unresolved Staff Comments.

The Company has no SEC staff comments.

Item 2. Properties.

The Company does not own property. The Company pays a fee to Incorp Services, Inc. to maintain a corporate office headquartered at 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014. All directors and officers of the Company work remotely at no cost to the Company. The Company has access to and uses a fully staffed and fully equipped state of the art manufacturing facility in Florida to produce its specialty chocolate product line.

Item 3. Legal Proceedings.

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

The closing sales price of the Company’s common stock on April 12, 2022 was $0.20 per share.

Holders

As of the date of this report there were approximately 50 support holders of record of Company common stock. This does not include an indeterminate number of additional persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends on our common stock during the years ended December 31, 2021 and 2020.

Transfer Agent and Registrar

The transfer agent and registrar for First Foods’ common stock is Manhattan Transfer Registrar Co., 38B Sheep Pasture Rd. Port Jefferson, NY 11777, telephone 631-928-7655.

Authorization of Our Securities

On October 25, 2017, and as amended on November 2, 2018, the Board of Directors of the Company designated 100,000,000 authorized common shares and 20,000,000 authorized preferred shares to have preferences and terms as shall be determined by the Board of Directors from time to time. The preferred shares were authorized into three series: Series A Convertible Preferred Shares was designated with one share, which share is issued and outstanding; Series B Convertible Preferred Shares was designated with 4,999,999 shares, of which 354,999 shares are issued and outstanding; and Series C Convertible Preferred Shares was designated with 3,000,000 shares, of which 660,000 shares are issued and outstanding.

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

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the years ended December 31, 2021 and 2020.

Unregistered Sales of Securities

The Company issued warrants to purchase up to 1,148,775 and 3,496,000 shares of the Company’s common stock during the years ended December 31, 2021 and 2020, respectively.

The Company did not issue warrants to purchase the Company’s preferred series B during the year ended December 31, 2021. However, the Company issued warrants to purchase up to 500,000 shares of the Company’s preferred series B stock during the year ended December 31, 2020.

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

Item 6. [Reserved]

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

General

The Company is currently a “smaller reporting company” under the JOBS Act. A company loses its “smaller reporting company” status on (i) the day its public float becomes greater than or equal to $250,000,000 or (ii) had annual revenues of less than $100,000,000 and either: (A) had no public float or (B) had a public float of less than $700,000,000. As a “smaller reporting company,” First Foods is exempt from certain obligations of the Exchange Act, including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the Company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as a “smaller reporting company”, First Foods is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as First Foods qualifies as a “smaller reporting company.” In addition, a “smaller reporting company” may include less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and provide audited financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three fiscal years. However, a “smaller reporting company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

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

The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. Holy Cacao holds four trademarks for the brands, “The Edibles Cult”, “Purely Irresistible”, “Mystere” and “Southeast Edibles”.

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

As of December 31, 2021, our cash balance was $11,527, which includes restricted cash of $5,900, and our current liabilities were $3,732,377.

Results of Operations

Results of Operations for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Fiscal 2021 Highlights

Total net sales increased 74% or $154,590 during 2021 compared to 2020, driven by growth in our wholesale and Chocolate Products.

Products Performance
The following table shows net sales by category for 2021 and 2020:

	2021	Change	2020
Net sales by category:
Chocolate products	$94,387	93%	$48,983
Wholesale products	228,697	100%	-
Merchant cash advances	39,673	-75%	159,184
Total net sales	$362,757	74%	$208,167

Chocolate products

Chocolate products net sales increased during 2021 compared to 2020 due primarily to the product being in the market for the full year in 2021 as compared to only a few months in 2020.

Wholesale products

Wholesale products net sales increased during 2021 compared to 2020 due to the wholesale division starting in 2021. The Company does not plan on continuing the Wholesale division and will be focusing its resources on the Chocolate division.

Merchant cash advances

Merchant cash advances net sales decreased during 2021 compared to 2020 due to the Company winding down that division to focus and put resources to the Chocolate producing division of the Company.

Cost of Product Sales

Products cost of sales for 2021 and 2020 were as follows:

	2021	2020
Cost of Product Sales:
Chocolate products	$32,564	$35,077
Wholesale products	200,683	-
Total Cost of Product Sales:	$233,247	$35,077

Cost of product sales

The increase in cost of product sales in 2021 as compared to 2020 was due to an increase in FFGI wholesale product sales which has a narrow gross margin when compared to the Holy Cacao sales. Cost of Chocolate sales decreased due to scale and better efficiencies.

Legal fees for the year ended December 31, 2021 was $35,019 compared to $61,641 for the year ended December 31, 2020. This decrease in legal fees was due to fewer contractual obligations being signed which led to lower legal expenses.

General and administrative expenses for the year ended December 31, 2021 was $1,702,035 compared to $1,993,427 for the year ended December 31, 2020. The decrease in general and administrative expenses was primarily due to decreased costs associated with stock-based compensation, and consulting and accounting fees.

Provision for merchant cash advances for the year ended December 31, 2021 was $(154,303) compared to $141,790 for the year ended December 31, 2020. The decrease in provision for merchant cash advances was due to a decrease in our reserve allowance for our merchant cash advances related to COVID-19 as the Company had a much higher collection rate than expected following the Discuss impairment.

Impairment of assets expense for the year ended December 31, 2021 was $46,368. The company has not realized cash flows sufficient to overcome an asset impairment and is, therefore, estimating an impairment of 25% of its asset carrying value. There was no impairment expense in the year ended December 31, 2020.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $333,692 for the year ended December 31, 2021 and $163,541 for the year ended December 31, 2020. This resulted in a working capital deficit of $3,536,485 at December 31, 2021 and $2,560,983 at December 31, 2020. This decrease in working capital was due primarily to an increase in accounts payable and accrued expenses and an increase in loans.

Net cash used in investing activities amounted to $877 for the year ended December 31, 2021 and $199,328 for the year ended December 31, 2020. This was due to more purchases of equipment in 2020 as the company was making additions to equip the factory as compared to 2021.

Net cash provided by financing activities amounted to $295,710 for the year ended December 31, 2021 and $388,902 for the year ended December 31, 2020. This was due to a decrease of proceeds from the issuance of loans in 2021 as compared to 2020.

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

As of December 31, 2021, the Company’s receivables from merchant cash advances included $29,290 from one merchant, representing 78% of the Company’s merchant cash advances. The Company earned $22,368 of MCA income from one merchant, representing 56% of the Company’s MCA income for the twelve months ended December 31, 2021.

As of December 31, 2020, the Company’s receivables from merchant cash advances included $59,719 from two merchants ($25,929 and $33,790), representing 49.3% of the Company’s merchant cash advances. The Company earned $84,525 and $27,175 of MCA income from two merchants, representing 53.5% and 17.2%, respectively of the Company’s MCA income for the twelve months ended December 31, 2020.

As of December 31, 2021 and 2020, there was no accounts payable concentration other than amounts owed to related parties which makes up 70% and 74% of the balance, respectively.

For the year ended December 31, 2021, the Company had sales concentrations of 17%, 15% and 15% from three customers. There was no sales concentration for the year ended December 31, 2020.

For the year ended December 31, 2021, the Company had purchase concentrations of 79% from one vendor.

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

Contractual Obligations

Not applicable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First Foods Group, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Foods Group, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in deficit, and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Stock Based Compensation – Initial Measurement of Fair Value

Description of the Matter

As described in Note 1 of the consolidated financial statements, the Company measures and recognizes compensation expense for all stock-based payments at fair value over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options and warrants. In particular, management’s estimates were sensitive to assumptions about the volatility of the Company’s stock price, expected exercise term and fair value determination method.

How We Addressed the Matter in Our Audit

To test stock based compensation expense, we performed audit procedures that included, among others, obtaining an understanding of the Company’s controls over stock-based compensation, assessing the completeness of the awards granted and evaluating the methodologies used to estimate the fair value of these awards. We also tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others, back to source documents, such as board meeting minutes or award letters and testing the clerical accuracy of the calculation of the expense recorded. We determined whether milestone targets were satisfied in accordance with the contractual conditions and recalculated grant date fair value. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Note 1 in relation to these matters.

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

How We Addressed the Matter in Our Audit

Our audit procedures related to the assessment of impairment on long lived assets we obtained an understanding and evaluated the procedures over management’s impairment review process. We reviewed management’s significant assumptions and data inputs utilized in the calculation of future undiscounted and discounted cash flows. To test the Company’s estimated future cash flows used to test for the recoverability of the respective assets and, if applicable, the measurement of an impairment loss, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses, evaluating the methodologies applied by management, and recalculating the total undiscounted and discounted cash flows, if applicable, for each asset analyzed. We compared the significant assumptions used by management to historical sales data, sales trends, and observable market-specific data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the assets that would result from changes in the assumptions.

/s/ Friedman LLP
We have served as the Company’s auditor since 2017.

Marlton, New Jersey April 14, 2022

First Foods Group, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$5,627	$50,386
Restricted cash	5,900	-
Inventory, net	56,936	46,240
Merchant cash advances, net of allowance $131,703 and $291,380, respectively	37,541	121,079
Prepaid expenses and other current assets	89,888	148,805
TOTAL CURRENT ASSETS	195,892	366,510

Property and equipment, net	139,103	242,438
Operating lease right-of-use assets	177,062	239,247
TOTAL ASSETS	$512,057	$848,195

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,074,216	$645,092
Accounts payable and accrued liabilities - related parties	718,114	465,506
Put liability	29,421	-
Deferred revenue	81,953	105,058
Loans, net of unamortized debt discount	1,288,586	966,155
Related party loans, net of unamortized debt discount	471,009	685,279
Operating lease liabilities	69,078	60,403
TOTAL CURRENT LIABILITIES	3,732,377	2,927,493

Loans - long term	150,000	300,024
Operating lease liabilities - long term	109,975	179,053
TOTAL LIABILITIES	3,992,352	3,406,570

Commitments

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 354,999 and 473,332 issued and outstanding, respectively ($118,235 and $160,000 liquidation preference, respectively)	355	473
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value,100,000,000 shares authorized, 26,998,338 and 22,367,179 shares issued and outstanding, respectively	26,998	22,367
Additional paid-in capital	12,062,341	10,515,601
Accumulated deficit	(15,335,458)	(12,954,696)
Total First Foods Group, Inc. Deficit	(3,245,104)	(2,415,595)

Noncontrolling interests	(235,191)	(142,780)
Total deficit	(3,480,295)	(2,558,375)
TOTAL LIABILITIES AND DEFICIT	$512,057	$848,195

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2021	2020

REVENUES
Product sales, net	$323,084	$48,983
Merchant cash advance income, net	39,673	159,184
Total Revenues	362,757	208,167

OPERATING EXPENSES
Cost of product sales	233,247	35,077
Legal fees	35,019	61,641
General and administrative	1,702,035	1,993,427
Provision for merchant cash advances	(154,303)	141,790
Impairment of assets	46,368	-
Total Operating Expenses	1,862,366	2,231,935

LOSS FROM OPERATIONS	(1,499,609)	(2,023,768)

OTHER INCOME (EXPENSE)
Other income	110,000	1,000
Loss on extinguishment of loans payable	(412,509)	-
Interest expense	(671,055)	(720,370)

Loss before income taxes	(2,473,173)	(2,743,138)

Provision for income taxes	-	-

NET LOSS	(2,473,173)	(2,743,138)

Non-controlling interest share of loss	92,411	81,702
Deemed dividends	(337,930)	-

Net loss attributed to shareholders of First Foods Group, Inc.	$(2,718,692)	$(2,661,436)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.11)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS - BASIC AND DILUTED	24,717,458	21,449,269

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Changes in Deficit

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group, Inc.	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	deficit	interests	deficit

Balance at December 31, 2019	1,133,333	$1,133	20,313,771	$20,314	$9,116,998	$(10,293,260)	$(1,154,815)	$(61,078)	$(1,215,893)

Common stock issued for cash to a related party	-	-	499,998	500	99,500	-	100,000	-	100,000
Common stock issued to consultants for services	-	-	600,000	600	130,750	-	131,350	-	131,350
Common stock issued for related party loan	-	-	579,410	579	125,823	-	126,402	-	126,402
Common stock issued with loans payable	-	-	374,000	374	99,258	-	99,632	-	99,632
Stock based compensation	-	-	-	-	170,644	-	170,644	-	170,644
Warrants issued for director services	-	-	-	-	501,911	-	501,911	-	501,911
Warrants issued with loan payable	-	-	-	-	20,717	-	20,717	-	20,717
Warrants issued in lieu of deferred compensation	-	-	-	-	250,000	-	250,000	-	250,000
Net loss	-	-	-	-	-	(2,661,436)	(2,661,436)	(81,702)	(2,743,138)
Balance at December 31, 2020	1,133,333	$1,133	22,367,179	$22,367	$10,515,601	$(12,954,696)	$(2,415,595)	$(142,780)	$(2,558,375)

Common stock issued for cash to a related party	-	-	499,998	500	99,500	-	100,000	-	100,000
Stock compensation consultant - Put liability	-	-	147,991	147	(147)	-	-	-	-
Common stock issued to consultants for services	-	-	70,856	71	9,361	-	9,432	-	9,432
Common stock issued for related party loan	-	-	190,000	190	38,970	-	39,160	-	39,160
Common stock issued with loans payable	-	-	114,000	114	19,746	-	19,860	-	19,860
Common stock issued for conversion of loans payable	-	-	1,608,314	1,608	342,388	-	343,997	-	343,997
Common stock issued for conversion of loans payable - related party	-	-	2,000,000	2,000	458,000	-	460,000	-	460,000
Preferred stock waived by director	(118,333)	(118)	-	-	-	-	(118)	-	(118)
Stock based compensation	-	-	-	-	236,836	-	236,836	-	236,836
Warrants issued for director services	-	-	-	-	91,270	-	91,270	-	91,270
Warrants issued for related party loan	-	-	-	-	67,940	-	67,940	-	67,940
Warrants issued for conversion of loan payable	-	-	-	-	83,513	-	83,513	-	83,513
Warrants issued for loan payable	-	-	-	-	47,597	-	47,597	-	47,597
Modification of warrants	-	-	-	-	51,767	-	51,767	-	51,767
Net loss	-	-	-	-	-	(2,380,762)	(2,380,762)	(92,411)	(2,473,173)
Balance at December 31, 2021	1,015,000	$1,015	26,998,338	$26,998	$12,062,341	$(15,335,458)	$(3,245,104)	$(235,191)	$(3,480,295)

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,473,173)	$(2,743,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	9,432	131,350
Employee stock based compensation	328,106	672,555
Loss on extinguishment of loans payable	412,509	-
Impairment of assets	46,368	-
Amortization of debt discount	463,751	499,986
Depreciation and amortization expense	57,844	37,077
Change in merchant allowance	(159,677)	193,885
Merchant cash advance direct write off	5,374	141,790
Non-cash lease expense	62,185	28,457
Put liability	29,421	-
Forgiveness of preferred series B stock	(118)	-
Changes in operating assets and liabilities:
Inventory	(10,696)	(5,870)
Merchant cash advances	237,841	420,703
Deferred merchant advance commissions	-	15,053
Prepaid expenses and other current assets	58,917	(59,922)
Operating lease liabilities	(60,403)	(28,248)
Accounts payable and accrued liabilities	429,124	454,246
Accounts payable and accrued liabilities - related party	252,608	166,640
Deferred revenue	(23,105)	(88,105)
Net cash used in operating activities	(333,692)	(163,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(877)	(199,328)
Net cash used in investing activities	(877)	(199,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	100,000
Proceeds from sale of common stock - related party	100,000	-
Proceeds from loans	213,101	351,200
Repayment of loans	(53,480)	(136,709)
Proceeds from related party loans	172,500	174,411
Repayments of related party loans	(136,411)	(100,000)
Net cash provided by financing activities	295,710	388,902

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(38,859)	26,033
CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	50,386	24,353
CASH AND RESTRICTED CASH AT END OF YEAR	$11,527	$50,386

CASH AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
END OF YEAR
Cash	5,627	50,386
Restricted Cash	5,900	-
	$11,527	$50,386
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$19,860	$99,632
Common stock issued with related party loans	$39,160	$126,402
Common stock issued for conversion of loans payable	$225,000	$-
Common stock issued for conversion of related party loans	$250,000	$-
Warrants issued with loans	$99,364	$20,717
Warrants issued with related party loans	$67,940	$-
Warrants issued in lieu of deferred compensation	$-	$250,000
Purchase of assets and settlement of accrued expenses through issuance of loan payable	$-	$140,188
Right-of-use assets obtained in exchange for liabilities	$-	$267,704

CASH PAID FOR:
Interest	$111,351	$137,519
Income taxes	$-	$-

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

The Company is also dedicated to licensing its intellectual property (“IP”), including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. Holy Cacao holds four trademarks for the brands, “The Edibles Cult”, “Purely Irresistible”, “Mystere” and “Southeast Edibles”.

The Company also has a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants for the purpose of generating revenue for the Company. The Company also provides cash advances directly to merchants.

Reclassification

Certain reclassifications have been made to the Company’s consolidated financial statements for the period ended December 31, 2020 to conform to the current period’s consolidated financial statement presentation. Approximately $465,500 worth of related party payables were reclassed to its own line item to conform with current period presentation. There was no effect on total assets, equity or net loss.

Liquidity and Going Concern

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of December 31, 2021, the Company had approximately $1,337,000 in third-party short-term debt and approximately $49,000 in associated debt discount and approximately $490,000 in related-party short-term debt and approximately $19,000 in associated debt discount that is due within the next twelve months. Management’s plan is to continue to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The Company does not have sufficient cash flow for the next twelve months from the date of this report. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At December 31, 2021 and 2020, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Restricted Cash

As of December 31, 2021 restricted cash included $5,900, which was restricted pursuant to the requirements in the sales consultant agreement entered into November 2020 (see note 8).

Merchant Cash Advances

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At December 31, 2021, the Company reserved an amount equal to 78% of the outstanding merchant cash advance balance at period end based on the potential impact of COVID 19.

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

The following table shows net sales by category for 2021 and 2020:

	2021	Change	2020
Net sales by category:
Chocolate products	$94,387	93%	$48,983
Wholesale products	228,697	100%	-
Merchant cash advances	39,673	-75%	159,184
Total net sales	$362,757	74%	$208,167

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the term of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2021, the Company had no allowance for doubtful accounts.

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

Inventory consisted of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Raw Materials	$40,080	$37,259
Work in Process	8,965	2,790
Finished Goods	7,891	6,191
Total	$56,936	$46,240

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of property and equipment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2021, the Company impaired property and equipment for a total of $46,368. There were no impairments to long-lived assets for the year ended December 31, 2020.

Leases

The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the operating lease liabilities and operating lease liabilities – long term, respectively on the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheet.

The company does not include the non-lease components that are associated with the lease and accounts for them outside of the lease in accordance with ASC Topic 842 Leases. The percentage of cost associated with the lease component was 100%.

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the year ended December 31, 2021 and 2020, were approximately $89,000 and $87,000, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of December 31, 2021 and 2020 because their effect would be antidilutive.

The Company had 5,704,775 and 4,899,750 warrants to purchase common stock outstanding at December 31, 2021 and 2020, respectively. The Company had 4,470,000 warrants to purchase Series B preferred stock outstanding at December 31, 2021 and 2020. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock outstanding at December 31, 2021 and 2020. Additionally, the Company has 354,999 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 1,774,995 and 660,000 shares of common stock, respectively, at December 31, 2021 and 2020, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs for the year ended December 31, 2021 and 2020, were approximately $112,000 and $35,000, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

The following table summarizes the results of operations for Holy Cacao for the period:

	For The Year Ended
	December 31,
	2021	2020
Revenue	$323,084	$48,983
Cost of Goods Sold	(233,247)	(35,077)
Operating Expense	(705,216)	(511,963)
Impairment of Assets	(46,368)	-
Loss from Operations	$(661,747)	$(498,057)

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. As of December 31, 2021 and 2020, the Company has accrued $579,167 and $329,167, respectively, in relation to the employment agreements and $24,203 and $20,578, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of December 31, 2021, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

As of December 31, 2021, the Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance as of December 31, 2021 and 2020 was $146,303 and $82,988, respectively.

Related Party Loans

			December 31, 2021	December 31, 2020
1.	Note payable at 12%, matures 4/17/2022.	{a} *	$100,000	$100,000
2.	Non-interest bearing note payable, matures on 4/24/2022.	{b} *	179,813	179,813
3.	Note payable at 12%, matures 4/22/2022. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{c} *	100,000	100,000
4.	Note payable at 12%, matured and converted into common stock on 5/10/2021.	{d} *	-	250,000
5.	Non-interest bearing note payable, matured & repaid on 1/05/2021. In connection with the issuance, the Company had recorded debt discount and amortized it over the applicable life of the debt.	*	-	74,411
6.	Non-interest bearing note payable, matures on 9/15/2022.	{e} *	500	-
7.	Non-interest bearing note payable, matures 4/22/2022. The Company has recorded debt discount and amortized it over the applicable life of the debt.	{f} *	50,000	-
8.	Non-interest bearing note payable, matures 5/30/2022.	{g} *	60,000	-
	Unamortized debt discount		(19,304)	(18,945)
	Total		$471,009	$685,279

	{a} - On October 17, 2021, the Company extended the note to April 17, 2022 based on the same terms and conditions.
	{b} - On April 24, 2021, the Company extended the note to April 24, 2022 based on the same terms and conditions.

{c} - On October 25, 2021, the Company extended the note to April 22, 2022 based on the same terms and conditions. In association with this and prior extensions the company issued 80,000 shares of common stock with a fair value of $16,000, and 200,000 warrants with a fair value of $31,550 which will be recorded as a debt discount and amortized over the life of the loan. The warrants are valued based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years.

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

	{e} - On March 16, 2022, the Company extended the note to September 15, 2022 based on the same terms and conditions.

{f} - On April 29, 2021, the Company issued a non-interest bearing promissory note of $50,000. In connection with this note the company issued 50,000 shares of common stock with a fair value of $10,500, which was recorded as a debt discount and amortized over the life of the loan. The loans original maturity date was May 31, 2021 but has been extended to April 22, 2022. In association with this and prior extensions the company granted warrants for the right to purchase 200,000 shares of common stock with a fair value of $36,410 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

	{g} - On March 30, 2022, the Company extended the note to May 30, 2022 based on the same terms and conditions.
	* - unsecured note

During the year ended December 31, 2021 and 2020, the Company recorded $106,741 and $116,648 of interest expense related to the amortization of debt discount and $34,356 and $54,148 of regular interest, respectively.

As of December 31, 2021 and 2020, accrued interest was $68,149 and $45,889, respectively.

During the year ended December 31, 2021, the Company converted $250,000 of loan payable in exchange for 2,000,000 shares of common stock and warrants for the right to purchase 375,000 shares of common stock. The aggregate fair value of the common stock shares issued and for the granted warrants was $543,513. The Company recorded a loss on extinguishment of loans payable of $293,513.

Related Party Payables

As of December 31, 2021, the Company owes a Director $150,822 for expenses incurred on behalf of the company.

All of the above and below transactions were approved by disinterested directors.

Director Agreements

On May 10, 2018, the directors of the Company were awarded share-based compensation for the service period of May 10, 2018 through December 31, 2020, as a one-time award of the ability to purchase a particular amount of warrants, ranging from 80,000 to 400,000 (collectively the “Warrants”) before December 31, 2027.

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company expensed the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. There was no expense related to these warrants for the year ended December 31, 2021. For the year ended December 31, 2020, the Company recorded $290,981 as compensation expense related to the warrants.

On January 1, 2020, the Company entered into director agreements with each of the Directors of the Company. Pursuant to the agreements, each Director may be compensated with share-based and/or cash-based compensation. The Directors’ compensation for the period January 1, 2020 through December 31, 2020 was $10,000 per quarter per Director to be paid on a date determined by the Board of Directors. In addition, the Directors were able to receive a one-time award of the ability to purchase a particular amount of warrants, as determined by the Board of Directors. On January 1, 2021 and 2022, the director agreements were renewed with the same terms. During the year ended December 31, 2021, a director agreed to waive 118,333 of preferred B shares of stock and $110,000 of accrued director compensation. The company recorded the forgiveness of accrued director compensation as other income. As of December 31, 2021 and 2020 the Company has accrued approximately $381,000 and $320,000, respectively, in relation to the director agreements.

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors.

Mr. Kaplan’s compensation as a director for the initial twelve months will consist of one million (1,000,000) warrants which will vest at the rate of 83,333 warrants per month for the initial eleven months and the balance in the twelfth month, provided he is a director on each vesting date, with the initial tranche vesting on the day he takes office and then on each monthly anniversary of such date thereafter. Each Warrant will be exercisable for 36 months after it vests and will be exercisable at a price of $0.18 per share. The warrants are valued at $177,200 based on the Black Scholes Model. If he remains in office beyond twelve months, commencing with month thirteen, his compensation will be similar to the majority of the directors then in office. The company is currently in negotiation with Mr. Kaplan regarding his compensation, but he remains as an active unpaid director. For the years ended December 31, 2021 and 2020, the Company recorded $91,270 and $85,930 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into (i) a Subscription Agreement with Mr. Kaplan to sell to him one million (1,000,000) shares of common stock at a purchase price of $0.20 per share for a total purchase price of $200,000, which shares shall be purchased in twelve (12) equal monthly installments of 83,333 shares (the last installment to cover 83,337 shares) with the initial purchase occurring on the date thereof and subsequent installments on each monthly anniversary thereafter (ii) a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model; and (iii) an arrangement with Mr. Kaplan that in the event he raises outside investment in the Company in the amount of $500,000 - $2,000,000, he will receive a warrant with one underlying share for each dollar he so raises. For the years ended December 31, 2021 and 2020, the Company recorded $168,340 and $99,353 as compensation expense related to the warrants, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
Leasehold improvements	$33,000	$40,000
Equipment	201,024	239,515
Less: Accumulated depreciation and amortization	(94,921)	(37,077)
Total	$139,103	$242,438

NOTE 4 – ACCOUNTS PAYABLE, RELATED PARTY PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,	December 31,
	2021	2020
Accounts Payable	$221,206	$146,910
Interest	209,311	109,747
Salaries	603,371	349,745
Other	40,328	38,690
Total third party payables	1,074,216	645,092
Related party payables, officers and director fees	718,114	465,506
Total payables	$1,792,330	$1,110,598

NOTE 5 – LOANS AND LONG-TERM LOANS

			December 31, 2021	December 31, 2020
1.	Note payable at 12%, matures 4/16/2022. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{a} *	$50,000	$50,000
2.	Note payable at 12%, matures 4/22/2022. In connection with the original issuance, as well as subsequent extension, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{b} *	18,000	18,000
3.	Note payable at 12%, matured and converted into common stock on 12/2/21.	{c} *	-	50,000
4.	Note payable at 12%, matured and converted into common stock on 6/19/2021.	{d} *	-	25,000
5.	Note payable at 12%, matures 6/30/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{e} *	250,000	250,000
6.	Note payable at 12%, matures 4/16/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{f} *	410,000	410,000
7.	Note payable at 12%, matures 4/16/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{g} *	140,000	140,000
8.	Note payable at 12%, matures 4/30/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{h} *	200,000	200,000
9.	Note payable at 12%, matures 7/31/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{i} *	60,000	60,000
10.	Note payable at 12%, matures 7/29/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{j} *	96,000	96,000
11.	Note payable at 3.75%, matures 6/25/2050 - Economic injury disaster loan.	**	150,000	150,000
12.	Non-interest bearing note payable, matured and repaid on 9/30/2021.	*	-	53,479
13.	Note payable at 12%, matured and converted into common stock on 10/25/21.	{k} *	-	50,000
14.	Note payable at 12.5%, matures 12/17/2022.	*	3,600	-
15.	Non-interest bearing note payable, matures 9/19/2022. In connection with the issuance, the Company has recorded debt discount and amortized it over the applicable life of the debt.	{l} *	16,500	-
16.	Non-interest bearing note payable, matures 4/16/2022.	{m} *	50,000	-
17.	Non-interest bearing note payable, matures 3/31/2022.	{n} ***	30,000	-
18.	Non-interest bearing note payable, matures 4/16/2022.	{o} *	13,000	-
	Unamortized debt discount		(48,514)	(286,300)
	Total		1,438,586	1,266,179
	Less: short term loans, net		1,288,586	966,155
	Total long-term loans, net		$150,000	$300,024

{a} - On August 4, 2021, the Company extended the note to January 23, 2022 based on the same terms and conditions. In association with the extension the company granted warrants with the right to purchase 50,000 shares of common stock with a fair value on $7,675, which will be recorded as a debt discount and amortized over the new life of the loan. The warrants are valued based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. On March 7, 2021, the Company extended the note to April 16, 2022 based on the same terms and conditions.

{b} - On August 4, 2021, the Company extended the note to October 22, 2021 based on the same terms and conditions. In association with the extension the company issued 18,000 shares of common stock with a fair value on $2,880, which will be recorded as a debt discount and amortized over the new life of the loan. On October 14, 2021, the Company extended the note to April 22, 2022 based on the same terms and conditions. In association with the extension the company issued 18,000 shares of common stock with a fair value of $2,700, which will be recorded as a debt discount and amortized over the new life of the loan.

{c} - On December 2, 2021, the Company converted the entire value of the note to 416,667 shares of common stock with a fair value of $100,167. In association with the conversion of the note to common stock, the company recognized a loss of $50,167.

{d} - On June 19, 2021, the Company converted the entire value of the note to 191,424 shares of common stock with a fair value of $31,260. In association with the conversion of the note to common stock, the company recognized a loss of $6,260.

{e} - On August 6, 2021, the Company extended the note to January 31, 2022. The current interest rate will continue at 12% per annum, however the amount of interest above a rate of 6% per annum will be deemed paid by being added to capital due from the Company to the creditor. This additional capital amount will not bear interest in the period to January 31, 2022. In association with the extension the company granted warrants with the right to purchase 250,000 shares of common stock with a fair value on $37,125, which will be recorded as a debt discount and amortized over the new life of the loan. On March 21, 2022, the Company extended the note to June 30, 2022. In association with the extension the company granted warrants with the right to purchase 125,000 shares of common stock with a fair value on $28,150, which will be recorded as a debt discount and amortized over the new life of the loan. The warrants are valued based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years.

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

{h} - On October 28, 2021, the Company extended the note to April 31, 2022 based on the same terms and conditions. In association with the extension the company modified previously granted warrants by lowering the exercise price to $0.17 and extending the expiration date of the warrants by three (3) years. The value of the modification of the warrants is $11,780, which will be recorded a debt discount and amortized over the extension of the loan.

{i} - On August 4, 2021, the Company extended the note to January 23, 2022 based on the same terms and conditions. In association with the extension the company issued 60,000 shares of common stock with a fair value on $9,600, which will be recorded as a debt discount and amortized over the new life of the loan. On March 16, 2022, the Company extended the note to July 31, 2022 based on the same terms and conditions. In association with the extension the company issued 60,000 shares of common stock with a fair value on $12,600, which will be recorded as a debt discount and amortized over the new life of the loan.

{j} - On October 28, 2021, the Company extended the note to July 29, 2022 based on the same terms and conditions. In association with the extension the company modified previously granted warrants by lowering the exercise price to $0.17 and extending the expiration date of the warrants by three (3) years. The value of the modification of the warrants is $3,878, which will be recorded a debt discount and amortized over the extension of the loan.

	{k} - On October 8, 2021, the Company converted the entire value of the note to 333,556 shares of common stock with a fair value of $55,570.

{l} - On September 20, 2021, the Company issued a non-interest bearing note of $16,500. In connection with this note the company granted warrants for the right to purchase 16,500 shares of common stock at an exercise price of $0.18 a share. The warrants are valued at $2,802 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

{m} - On February 23, 2022, the Company extended the note to March 16, 2022 based on the same terms and conditions. On March 10, 2022, the Company extended the note to April 16, 2022 based on the same terms and conditions.

{n} -  On February 16, 2022, the Company extended the note to March 31, 2022 based on the same terms and conditions. On March 25, 2022, the Company extended the note to April 16, 2022 based on the same terms and conditions.

{o} -  On February 16, 2022, the Company extended the note to March 31, 2022 based on the same terms and conditions. On March 25, 2022, the Company extended the note to April 16, 2022 based on the same terms and conditions.

	* - unsecured note
	**- secured note and collateralized by all tangible and intangible personal property
	*** - unsecured note and guaranteed by a Director of the Company

During the years ended December 31, 2021 and 2020, the Company recorded $357,010 and $383,338 of interest expense related to the amortization of debt discount and $168,397 and $160,216 of regular interest, respectively. As of December 31, 2021 and 2020, accrued interest was $132,778 and $61,099, respectively.

As of December 31, 2021 and 2020, accrued interest associated with the economic injury disaster loan was $8,385 and $2,759, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The following table shows the respective common stock issuances and fair values for the years ending December 31, 2021 and 2020:

December 31, 2021

	Shares	Amount

Common stock issued for cash to a related party	499,998	$100,000
Stock compensation consultant – Put liability	147,991	$-
Common stock issued to consultants for services	70,856	$9,432
Common stock issued for related party loan	190,000	$39,160
Common stock issued with loans payable	114,000	$19,860
Common stock issued for conversion of loans payable	1,608,314	$343,997
Common stock issued for conversion of related party loans payable	2,000,000	$460,000

December 31, 2020
	Shares	Amount

Common stock issued for cash to a related party	499,998	$100,000
Common stock issued to consultants for services	600,000	$131,350
Common stock issued with loans payable	374,000	$99,632
Common stock issued for related party loans	579,410	$126,402

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

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. Mr. Kaplan’s compensation as a director for the initial twelve months will consist of one million (1,000,000) warrants which will vest at the rate of 83,333 warrants per month for the initial eleven months and the balance in the twelfth month, provided he is a director on each vesting date, with the initial tranche vesting on the day he takes office and then on each monthly anniversary of such date thereafter. Each Warrant will be exercisable for 36 months after it vests and will be exercisable at a price of $0.18 per share. The warrants are valued at $177,200 based on the Black Scholes Model. For the years ended December 31, 2021 and 2020, the Company recorded $91,270 and $85,930 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. Due to the fact that management has assessed the probability of certain milestones being met as probable, the warrants are being straight-lined over the term of services, and accelerated whenever a milestone is met. The probability of the remaining milestones being met is reviewed by management every quarter. For the years ended December 31, 2021 and 2020, the Company recorded $168,340 and $99,353 as compensation expense related to the warrants, respectively. The warrants shall vest upon the occurrence to the Company of the following milestone events through the efforts of the consultant:

No. of Warrants	Milestone
100,000	Acceptance by the Company of a full go-to market strategy for the Company’s products. This milestone has been achieved as of December 31, 2021.
100,000	Acceptance by the Company of a social marketing platform and PR strategy and onboarding of such.
300,000/500,000	300,000 for each multi outlet (“MULO”) retailer that is onboarded - regardless of store count carrying the product; and 500,000, if the onboarded MULO is a national chain.
300,000	Deliverance of full due diligence package for each potential acquisition for which the Company requests the consultant perform due diligence
500,000	Upon the closing of any acquisition which the consultant brought to the Company and provided due diligence.
500,000	Additional compensation in board seat agreement.

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty four thousand dollars ($84,000). As part of the agreement the Company issued a warrant to the employee to purchase 300,000 shares of the Company’s common stock with a term of three (3) years. The warrants are valued at $97,470 based on the Black Scholes Model. In addition, the employee will receive a warrant to purchase 300,000 of the Company’s common stock for each of the two remaining years under the Employment Agreement with an exercise price equal to the closing market price of the Company’s common stock on the first day of each of such two annual employment periods. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Each of the warrants will be exercisable within a three-year period from the date of issue. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following six months. For the years ended December 31, 2021 and 2020, the Company recorded $57,681 and $39,789 as compensation expense related to the warrants, respectively. On August 4, 2021, the Company granted the Employee warrants to purchase up to 300,000 shares of common stock. The warrants are valued at $46,050 based on the Black Scholes Model.

On November 9, 2020, the Company entered into a grant agreement with a sales consultant (see Note 8). On September 30, 2021 and June 29, 2021, the company granted the sales consultant warrants for the right to purchase 17,801 and 39,474 shares of common stock at an exercise price of $0.17 and $0.21 a share, respectively. The warrants are valued at a total of $10,815 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. As a result of this issuance, the price protection clause on the director’s warrants issued on December 31, 2019 and on the consultant’s warrant issued on July 31, 2020 and August 4, 2020, were triggered resulting in the warrants being reset to an exercise price of $1.05 and $0.21, respectively. As a result of the modification of the exercise price of these warrants, the Company recognized an incremental value of $337,930, for the year ended December 31, 2021, which was recorded as a deemed dividend on the condensed consolidated statement of operations.

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

On October 25, 2021, the Company extended the maturity date on one of its promissory notes (see Note 2). In association with this extension the company granted warrants for the right to purchase 100,000 shares of common stock at an exercise price of $0.17 a share. The warrants are valued at $16,210 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

On October 28, 2021, the Company extended the maturity date on one of its promissory notes (see Note 2). In association with this extension the company granted warrants for the right to purchase 100,000 shares of common stock at an exercise price of $0.17 a share. The warrants are valued at $16,190 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

On November 9, 2020, the Company entered into a grant agreement with a sales consultant (see Note 8). As compensation for the services, the sales consultant shall be issued three million (3,000,000) warrants to purchase shares. One warrant shall be fully vested for every share issued. The exercise price of each warrant shall be equal to the grant price and each warrant shall be exercisable for thirty-six (36) months following the date of vesting. Until such time as the shares underlying the warrants are registered, the warrants may be exercised via a cashless exercise. During the year ended December 31, 2021 the company issued warrants with the right to purchase up to 57,275 shares of common stock as compensation for services. As of December 31, 2021, there were 2,942,725 warrants remaining to be issued if certain performance thresholds are met.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years:

	2021	2020
Risk-free interest rate	0.03-0.08%	0.10-1.39%
Expected term of options, in years	3	3
Expected annual volatility	228.0-247.7%	269.9-279.5%
Expected dividend yield	—%	—%
Determined grant date fair value per option	$0.14 - 0.22	$ 0.17 – 0.32

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	1,403,750	$0.26
Granted	3,496,000	0.20
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2020	4,899,750	$0.21
Granted	1,148,775	0.19
Exercised	-	-
Forfeited or cancelled	(343,750)	0.08
Outstanding, December 31, 2021	5,704,775	$0.22

As of December 31, 2021, 3,804,775 warrants for common stock were exercisable and the intrinsic value of these warrants was $64,834, the weighted average remaining contractual life for warrants outstanding was 2.09 years and the remaining expense is $86,707 over the remaining amortization period which is 7 months.

Summary information regarding the options outstanding and exercisable at December 31, 2021 is as follows:

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise		Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in shares)	(in years)		(in shares)
$0.16 – $0.50	5,704,775	2.09	$0.22	3,804,775	$0.24

As of December 31, 2020, 2,303,917 warrants for common stock were exercisable and the intrinsic value of these warrants was $71,056, the weighted average remaining contractual life for warrants outstanding was 2.87 years and the remaining expense is $403,998 over the remaining amortization period which is 1.50 years

Preferred Stock Warrants

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

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the year ending 2020. There were no issuances in the year ending 2021.

2020
Risk-free interest rate	1.12%
Expected term of options, in years	10
Expected annual volatility	348.2%
Expected dividend yield	—%
Determined grant date fair value per option	$0.75

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2019	3,970,000	$0.67
Granted	500,000	0.75
Outstanding, December 31, 2020	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2021	4,470,000	$0.68

As of December 31, 2021, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $1,758,600, the weighted average remaining contractual life for warrants outstanding was 6.37 years.

Summary information regarding the options outstanding and exercisable at December 31, 2021 is as follows:

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in shares)	(in years)		(in shares)
$0.51 – $1.20	4,470,000	6.37	$0.68	4,470,000	$0.68

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

For the years ended December 31, 2021 and 2020, the Company incurred lease expense for its operating leases of $87,642 and $43,821, respectively, which was included in general and administrative expenses on the accompanying consolidated statements of operations.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.33 years, with a weighted-average discount rate of 12.00%.

The Company had cash payments for operating leases of $85,860 and $43,612 for the years ended December 31, 2021 and 2020, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2021.

Maturity of Lease Liability
2022	86,881
2023	89,487
2024	30,121
Total undiscounted operating lease payments	$206,489
Less: Imputed interest	27,436
Present value of operating lease liabilities	$179,053

NOTE 8 – COMMITMENTS

On July 16, 2018, the Company entered into a consulting agreement with a service provider that contains the following terms:

•

A $6,000 per month advance of Holy Cacao equity distribution will be awarded every month Holy Cacao earns a net profit over a period of twenty-four (24) consecutive months following the initial product launch and production sale.

•

300,000 warrants for shares of the Company’s common stock will be awarded after each of two consecutive twelve (12) month periods in which Holy Cacao earns a net profit from gross annual product sales of at least $1M. Each of the two 300,000 warrant awards will vest equally over a twelve (12) month period. As of December 31, 2021, these targets have not been achieved and the Company has determined it is not probable of being met at this time, as such no compensation was taken on them.

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

On October 15, 2020, the Company entered into a chocolate sales agreement with a sales consultant. The consultant will receive a commission of the gross sales (net of returns) that were directly generated by the consultant to new customers. The consultant shall receive a sales commission of the gross sales (net of returns) directly generated by the consultant to such distributor and such distributor shall receive a commission of such gross sales (net of returns). Commissions shall be paid within 30 days of the end of the quarter in which they are deemed earned. No commissions are due as of December 31, 2021. In addition, once the consultant has made $75,000 of gross sales (net of returns) he shall receive 75,000 shares of the Company’s common stock. This agreement shall continue for sixty months from the date of the agreement and will automatically extend for additional successive sixty-month terms unless written notice is delivered at least thirty days prior to the end of the current term.

On November 9, 2020, the Company entered into an agreement with a consultant. The consultant shall provide the following services: develop a marketing plan and act as a sales agent with respect to the wholesale of various products by the Company. As compensation for the services, the consultant shall receive a cash payment in an amount in excess of 9% of the profit margin. However, in the event the average closing price of the Company’s common stock on the common stock’s primary market over the final ten (10) trading days of any month is greater than or equal to $0.50, then the cash compensation for such month shall only be the amount of profit margin generated by the sales of the products in excess of 14% of gross sales and the amount of profit margin between 9% and 14% of gross sales shall completely belong to the Company. Prior to the payment date of each month, the consultant can elect to receive all or part of the cash compensation due for such month in the form of common stock by providing written notice of such election to the Company. The number of shares to be issued shall be calculated based upon a per share value equal to 80% of the valuation price. This agreement shall commence on the effective date and shall continue for a term of two (2) years. Prior to six months after the effective date this agreement may not be cancelled without cause. After six months this agreement may be sooner terminated by either party upon sixty days written notice. Commencing 120 days after the effective date, absent an effective registration statement by the Company covering the shares, the sales consultant may “Put” to the Company any vested shares at a price per share equal to the grant price at any time during the term. The Company shall maintain a separate account with funds to pay for the Put for as long as the Put is exercisable and the Put right shall be subject to the terms governing such account. As of December 31, 2021, the Company has recorded a Put liability of $29,421. The Consultant has agreed to lower the restricted cash amount for the Put to $5,900.

On November 9, 2020, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to three million (3,000,000) shares to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of various wholesale products generated by the sales consultant at the end of each month multiplied by a fixed percentage of nine percent (9%) divided by the last closing market price of the shares as of the effective date. In addition to the shares to be issued, the sales consultant shall be issued three million (3,000,000) warrants to purchase shares. One warrant shall be fully vested for every share issued. The exercise price of each warrant shall be equal to the grant price and each warrant shall be exercisable for thirty-six (36) months following the date of vesting. Until such time as the shares underlying the warrants are registered, the warrants may be exercised via a cashless exercise. During the year ended December 31, 2021 the company issued 147,991 shares of common stock and warrants with the right to purchase up to 57,275 shares of common stock as compensation for services. As of December 31, 2021, there were 2,852,009 shares of common stock and 2,942,725 warrants remaining to be issued if certain performance thresholds are met.

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

On July 13, 2021, the Company entered into an agreement with a sales consultant to further the business purpose of the Company. In consideration for the services provided by the consultant, the Company will issue up to 240,000 shares of restricted common stock of the Company based upon the consultant’s performance over a six-month term. The shares will be issued each month if certain milestones are met.

Commission costs for the year ended December 31, 2021 and 2020, were $43,863 and $491, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, there were no accrued commissions outstanding.

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

As of December 31, 2021, the Company’s receivables from merchant cash advances included $29,290 from one merchant, representing 78% of the Company’s merchant cash advances. The Company earned $22,368 of MCA income from one merchant, representing 56% of the Company’s MCA income for the year ended December 31, 2021.

As of December 31, 2020, the Company’s receivables from merchant cash advances included $59,719 from two merchants ($25,929 and $33,790), representing 49% of the Company’s merchant cash advances. The Company earned $84,525 and $27,175 of MCA income from two merchants, representing 53.5% and 17%, respectively of the Company’s MCA income for the twelve months ended December 31, 2020.

For the year ended December 31, 2021, the Company had sales concentrations of 17%, 15% and 15% from three customers. There was no sales concentration for the year ended December 31, 2020.

For the year ended December 31, 2021, the Company had purchase concentrations of 79% from one vendor.

For the year ended December 31, 2020, the Company had purchase concentrations of 49% and 14% from two vendors.

NOTE 10 – INCOME TAXES

There was no income tax expense reflected in the results of operations for the years ended December 31, 2021 and 2020 because the Company incurred a net loss in both years.

As of December 31, 2021, the Company had federal and state net operating loss carry forwards of $7,287,000 and $5,155,000, respectively, which may be used to offset future taxable income. Approximately $1,222,000 will begin to expire in 2036 while $6,065,000 will not expire but will be limited to 80% of taxable income. The State NOL’s may be used indefinitely without limitation.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the Years Ended December 31,
	2021	2020
Net operating loss carry forwards	$1,754,000	$1,338,000
Stock based compensation	1,845,000	1,785,000
Fixed assets and intangibles	(47,000)	(60,000)
Allowance for Doubtful accounts	114,000	71,000
Accrued Expenses	78,000	10,000
Other carryforwards	8,000	7,000
Total deferred tax assets	$3,752,000	$3,151,000

Valuation allowance	(3,752,000)	(3,151,000)

	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred tax assets consist primarily of the tax effect of NOL carry-forwards and stock based compensation. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the year ended
	December 31,
	2021	2020
	%	%
Statutory federal tax rate	21.00%	21.00%
State rate net of federal benefit	3.80%	3.97%
Permanent differences	(3.92)%	(0.74)%
Rate change	3.40%	-%
Valuation allowance	(24.28)%	(24.23)%

Provision for income taxes	-%	-%

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of December 31, 2021 and 2020 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2021 and 2020. The Company did not recognize any interest or penalties during the years ended December 31, 2021 and 2020 related to unrecognized tax benefits.

Tax years 2018-2021 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 11 – SUBSEQUENT EVENTS

On January 4, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,380,952 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. Additionally, if the sales consultant makes sales using salespeople who are not under contract with the Company, the Company will pay the consultant a cash commission at the end of each month equal to 5% of net sales over the term.

On February 4, 2022, the Company issued a secured and guaranteed by a Director, non-interest bearing promissory note of $30,000, which matures on March 4, 2022. The loan has been extended to May 30, 2022 with the same terms and conditions.

On March 2, 2022, the Company entered into two agreements with two consultants to further the business purpose of the Company. In consideration for the services provided by the consultants, the consultants will receive a 10% commission of the gross sales (net of returns) that were directly generated by the consultants to new customers. This agreement shall continue for sixty months from the date of the agreement and will automatically extend for additional successive sixty month terms unless written notice is delivered at least thirty days prior to the end of the current term.

On March 23, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,083,333 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date.

On April 11, 2022, the Company entered into a binding memo of understanding with a marketing consultant, who is National Football League (NFL) celebrity. As compensation for the services, the Company agrees to split the net profit on a 50 / 50 basis derived from the sales of the Company’s products that will be branded under the consultant’s name and result from the marketing consultant’s efforts. The marketing consultant will be paid on a quarterly basis over the two (2) year term.

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

As of December 31, 2021, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A

 PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of April 14, 2022, our Board of Directors consisted of five members. Each director holds office until his successor is duly elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed

Harold Kestenbaum	72	Interim Chief Executive Officer and Chairman of the Board of Directors	2017
Mark J. Keeley	59	Chief Financial Officer and Director	2017
Abraham Rosenblum	42	Secretary and Director	2016
Hershel Weiss	48	Director	2016
Michael Kaplan	54	Chief Marketing Officer and Director	2020

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

Employment Agreements

Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of December 31, 2021, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary (see Note 6). As of December 31, 2021 and 2020, the Company has accrued $529,167 and $329,167 in relation to the employment agreements and $24,203 and $20,578 in relation to the payroll tax liability, respectively.

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

Item 11. Executive Compensation.

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of December 31, 2021, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. On March 18, 2020, the Company issued its CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary (see Note 6). As of December 31, 2021 and 2020, the Company has accrued $529,167 and $329,167 in relation to the employment agreements and $24,203 and $20,578 in relation to the payroll tax liability, respectively.

Stock Option Plan

We do not have a stock option plan; however, we have issued warrants to acquire our securities, as detailed in the notes to the consolidated financial statements.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director’s Compensation

On May 10, 2018, the directors of the Company were awarded share-based compensation for the service period of May 10, 2018 through December 31, 2021, as a one-time award of the ability to purchase a particular amount of warrants, ranging from 80,000 to 400,000 (collectively the “Warrants”) with the following terms:

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

•

Vesting - The Warrants are subject to a 32-month period whereby the Warrants vest in equal monthly increments from May 10, 2018 through December 31, 2021. Any unvested warrants are forfeited, if the Director ceases to be a Director.

The Company issued warrants with respect to 1,280,000 Series B Preferred Stock, in the aggregate. The Company expensed the fair value of these warrants in the amount of $768,000 ratably during the years ended December 31, 2018, 2019 and 2020. For the year ended December 31, 2021 and 2020, the Company recorded $0 and $290,981 as compensation expense related to the warrants, respectively.

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

On January 1, 2020, the director agreements were renewed with the same terms. As of December 31, 2021 and 2020 the Company has accrued $380,000 and $320,000, respectively, in relation to the director agreements.

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

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 we entered into (i) a Subscription Agreement with Mr. Kaplan to sell to him one million (1,000,000) shares of common stock at a purchase price of $0.20 per share for a total purchase price of $200,000, which shares shall be purchased in twelve (12) equal monthly installments of 83,333 shares (the last installment to cover 83,337 shares) with the initial purchase occurring on the date thereof and subsequent installments on each monthly anniversary thereafter (ii) a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model; and (iii) an arrangement with Mr. Kaplan that in the event he raises outside investment in the Company in the amount of $500,000 - $2,000,000, he will receive a warrant with one underlying share for each dollar he so raises. As of December 31, 2021, $267,693 of the $354,000 has been expensed.

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

The following table sets out the compensation received for the years ended December 31, 2021 and 2020 with respect to each of the individuals who served as the Company’s principal executive officer and principal financial officer at any time during the last fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Mark J.	2021	$250,000	$-	$-	$-	$-	$-	$-	$250,000
Keeley	2020	$ (1)250,000	$-	$-	$-	$-	$-	$-	$250,000

_____________

(1) On March 18, 2020, the Company issued the CFO and Director warrants to purchase 500,000 shares of Series B Preferred Stock in lieu of $250,000 of deferred salary. All remaining salary due was accrued. No cash was issued.

Equity Compensation Plan Information - Employment Agreements

Equity compensation issued in employment agreements in place on December 31, 2021 and 2020 are detailed in Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

A summary of the Company’s outstanding warrant awards at fiscal year end is as follows:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)
Mark J. Keeley	1,950,000	-	0.51 – 1.20	Various	-	-
Abraham Rosenblum	1,200,000	-	0.51 – 1.20	Various	-	-
Hershel Weiss	1,200,000	-	0.51 – 1.20	Various	-	-
Harold Kestenbaum	120,000	-	0.51 – 1.20	Various	-	-
Michael Kaplan	1,100,000	1,900,000	0.18	July 26, 2024	-	-

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the years ended December 31, 2021 and 2020.

DIRECTORS COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Abraham Rosenblum	2021	$40,000	$-	$-	$-	$-	$-	$40,000
	2020	$40,000	$-	$-	$-	$-	$-	$40,000

Hershel Weiss	2021	$40,000	$-	$-	$-	$-	$-	$40,000
	2020	$40,000	$-	$-	$-	$-	$-	$40,000

Mark J. Keeley	2021	$40,000	$-	$-	$-	$-	$-	$40,000
	2020	$40,000	$-	$-	$-	$-	$-	$40,000

Harold Kestenbaum(*)	2021	$-	$-	$-	$-	$-	$-	$40,000
	2020	$40,000	$-	$-	$-	$-	$-	$40,000

Michael Kaplan (**)	2021	$20,000	$-	$-	$-	$-	$-	$20,000
	2020	$-	$-	$177,200	$-	$-	$-	$177,200

(*) In 2021, Harold Kestenbaum agreed to waive his compensation.

(**) the compensation above is only reflective of the compensation paid to Michael Kaplan with regard to his Director duties. Mr. Kaplan is no longer getting compensated for his Director duties as of December 31, 2021. He is compensated for other services outside of the scope of his role as Director, which is expensed through sales, general and administrative expenses (SG&A).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 12, 2022, the Company had 27,058,338 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of April 12, 2022 by each person who is known to have beneficial ownership of more than 5% of any class of First Foods voting securities, and by each executive officer and director and the directors and executive officers of the Company as a group:

Title of Class	Name of Beneficial Owner (1)	Amount of Shares	Percent of Class (2)

Common Stock	Rosenweiss Capital LLC (4)	8,000,000	29	%(3)

Common Stock	Hershel Weiss	6,591,665	19	%(5)

Common Stock	Abraham Rosenblum	6,591,665	19	%(5)

Common Stock	Harold Kestenbaum	1,350,000	5	%(6)

Common Stock	Mark J. Keeley	11,091,665	29	%(7)

Common Stock	Michael Kaplan	2,100,000	6	%(8)

Common Stock	Officers and Directors as a group (5 people)	35,724,995	67%

(1)	In care of First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014

(2)	Calculated from the total of outstanding shares of common stock and common stock equivalents as of April 14, 2022.

(3)	Rosenweiss Capital LLC also owns a Series A Preferred Share with fifty percent (50%) voting rights.

(4)	Rosenweiss Capital LLC is owned by Abraham Rosenblum and Hershel Weiss.

(5)

Does not include the shares owned by Rosenweiss Capital LLC. Does include 591,665 Series B Convertible Preferred Shares and 5,500,000 Series B Convertible Preferred Share Warrants for each beneficial owner.

(6)	Includes 500,000 Series B Convertible Preferred Share Warrants.

(7)	Includes 591,665 Series B Convertible Preferred Shares and 9,750,000 Series B Convertible Preferred Share Warrants.

(8)	Includes 1,143,333 Common Stock Share Warrants.

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

Security Ownership of Certain Beneficial Owners

As of April 14, 2022, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who are not listed in the above referenced tables.

Change in Control Arrangements

As of April 14, 2022, there are no arrangements that would result in a change in control of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the years ended December 31, 2021 and 2020 for professional services rendered by Friedman LLP for the 2021 and 2020 reviews and audits:

Accounting Fees and Services

	2021	2020
Audit Fees	$90,825	$86,625
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$90,825	$86,625

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Amendment to Articles of Incorporation of the Registrant (1) for Preferred Stock Designations
3.2	By-laws of the Registrant (1)
3.3	Compensatory Arrangements of Directors (2)
10.1	Consulting Agreement, dated February 27, 2017, by and between First Foods Group, Inc. and Harold Kestenbaum (3)
10.2	Employment Agreement, dated March 1, 2017, by and between First Foods Group, Inc. and Mark J. Keeley (4)
10.3	Assignment of Lease and Consent to Assignment and Amendment
10.4	Subscription Agreement and Consulting Agreement, dated July 1, 2020, by and between First Foods Group, Inc. and Michael Kaplan
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.
(2)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on January 2, 2018, and incorporated herein by reference.
(3)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 2, 2017, and incorporated herein by reference.
(4)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on March 7, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2022	By:	/s/ Harold Kestenbaum
	Name:	Harold Kestenbaum
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: April 14, 2022
Harold Kestenbaum,
Chairman of the Board,
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: April 14, 2022
Mark J. Keeley,
Chief Financial Officer

By:	/s/ Hershel Weiss	Dated: April 14, 2022
Hershel Weiss,
Director

By:	/s/ Abraham Rosenblum	Dated: April 14, 2022
Abraham Rosenblum,
Director

By:	/s/ Michael Kaplan	Dated: April 14, 2022
Michael Kaplan,
Director

