Form 10-Q
period 2022-03-31
First Foods Group, Inc.
filed 2022-05-23
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2022

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

As of May 20, 2022, the number of shares outstanding of the registrant’s class of common stock was 27,058,338, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$5,988	$5,627
Restricted cash	5,900	5,900
Inventory	58,936	56,936
Merchant cash advances, net of allowance $132,663 and $131,703, respectively	36,900	37,541
Prepaid expenses and other current assets	90,174	89,888
TOTAL CURRENT ASSETS	197,898	195,892

Property and equipment, net	128,594	139,103
Operating lease right-of-use assets	160,363	177,062
TOTAL ASSETS	$486,855	$512,057
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,238,123	$1,074,216
Accounts payable and accrued liabilities - related parties	794,556	718,114
Put liability	29,421	29,421
Deferred revenue	82,089	81,953
Loans, net of unamortized debt discount	1,325,244	1,288,586
Related party loans, net of unamortized debt discount	574,021	471,009
Operating lease liabilities	71,816	69,078
TOTAL CURRENT LIABILITIES	4,115,270	3,732,377

Loans - long term	150,000	150,000
Operating lease liabilities - long term	91,154	109,975
TOTAL LIABILITIES	4,356,424	3,992,352

Commitments

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 354,999 issued and outstanding, respectively ($118,235 liquidation preference)	355	355
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value,100,000,000 shares authorized, 27,058,338 and 26,998,338 shares issued and outstanding, respectively	27,058	26,998
Additional paid-in capital	12,174,631	12,062,341
Accumulated deficit	(15,815,410)	(15,335,458)
Total First Foods Group, Inc. Deficit	(3,612,706)	(3,245,104)

Noncontrolling interests	(256,863)	(235,191)
Total deficit	(3,869,569)	(3,480,295)
TOTAL LIABILITIES AND DEFICIT	$486,855	$512,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

REVENUES
Product sales, net	$14,457	$16,025
Merchant cash advance income, net	348	26,313
Total Revenues	14,805	42,338

OPERATING EXPENSES
Cost of product sales	2,481	3,741
Legal fees	1,149	999
General and administrative	404,485	487,387
Provision for merchant cash advances	(346)	(137,498)
Total Operating Expenses	407,769	354,629

LOSS FROM OPERATIONS	(392,964)	(312,291)

OTHER INCOME (EXPENSE)
Interest expense	(108,660)	(185,489)

Loss before income taxes	(501,624)	(497,780)

Provision for income taxes	-	-

NET LOSS	(501,624)	(497,780)

Non-controlling interest share of loss	21,672	26,307

Net loss attributed to shareholders of First Foods Group, Inc.	$(479,952)	$(471,473)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS - BASIC AND DILUTED	27,342,986	22,619,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group,	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	deficit

Balance at December 31, 2020	1,133,333	1,133	22,367,179	22,367	10,515,601	(12,954,696)	(2,415,595)	(142,780)	(2,558,375)
Common stock issued for cash to a related party	-	-	249,999	250	49,750	-	50,000	-	50,000
Common stock issued to consultants for services	-	-	36,765	37	4,963	-	5,000	-	5,000
Common stock issued for related party loan	-	-	140,000	140	28,520	-	28,660	-	28,660
Common stock issued with loans payable	-	-	18,000	18	4,662	-	4,680	-	4,680
Stock based compensation	-	-	-	-	65,542	-	65,542	-	65,542
Warrants issued for director services	-	-	-	-	43,693	-	43,693	-	43,693
Net loss	-	-	-	-	-	(471,473)	(471,473)	(26,307)	(497,780)
Balance at March 31, 2021	1,133,333	1,133	22,811,943	22,812	10,712,731	(13,426,169)	(2,689,493)	(169,087)	(2,858,580)
Balance at December 31, 2021	1,015,000	1,015	26,998,338	26,998	12,062,341	(15,335,458)	(3,245,104)	(235,191)	(3,480,295)
Common stock issued with loans payable	-	-	60,000	60	12,540	-	12,600	-	12,600
Stock based compensation	-	-	-	-	30,154	-	30,154	-	30,154
Warrants issued for director services	-	-	-	-	41,508	-	41,508	-	41,508
Warrants issued for loan payable	-	-	-	-	28,088	-	28,088	-	28,088
Net loss	-	-	-	-	-	(479,952)	(479,952)	(21,672)	(501,624)
Balance at March 31, 2022	1,015,000	1,015	27,058,338	27,058	12,174,631	(15,815,410)	(3,612,706)	(256,863)	(3,869,569)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(501,624)	$(497,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	-	5,000
Employee stock based compensation	71,662	109,235
Amortization of debt discount	62,857	130,051
Depreciation and amortization expense	10,510	12,798
Change in merchant allowance	961	(138,458)
Merchant cash advance direct write off	-	960
Non-cash lease expense	16,699	14,873
Changes in operating assets and liabilities:
Inventory	(2,000)	(2,929)
Merchant cash advances	(320)	189,396
Prepaid expenses and other current assets	(286)	35,197
Vendor deposits	-	(62,430)
Operating lease liabilities	(16,083)	(14,769)
Accounts payable and accrued liabilities	163,907	193,431
Accounts payable and accrued liabilities - related party	76,442	-
Deferred revenue	136	(7,702)
Net cash used in operating activities	(117,139)	(33,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related party	-	50,000
Proceeds from loans	30,000	-
Repayment of loans	-	(13,375)
Proceeds from related party loans	87,500	62,250
Repayments of related party loans	-	(74,411)
Net cash provided by financing activities	117,500	24,464

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	361	(8,663)
CASH AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	11,527	50,386
CASH AND RESTRICTED CASH AT END OF THE PERIOD	$11,888	$41,723

CASH AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
END OF THE PERIOD
Cash	5,988	41,723
Restricted Cash	5,900	-
	$11,888	$41,723
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$12,600	$4,680
Common stock issued with related party loans	$-	$28,660
Warrants issued with loans	$28,088	$-

CASH PAID FOR:
Interest	$3,130	$45,191
Income taxes	$-	$-

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

Holy Cacao is a majority owned subsidiary that is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a still-illegal marijuana-based ingredient THQ, although it intends to revisit the matter as regulations change in jurisdictions in which it operates.

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

Quarterly Reporting

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2022 and the results of operations and cash flows for the interim periods ended March 31, 2022 and 2021, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2022. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

Liquidity and Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next 12 months following the issuance of these unaudited condensed  consolidated financial statements.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of March 31, 2022, the Company had approximately $1,367,000 in third-party short-term debt and approximately $42,000 in associated debt discount and approximately $578,000 in related-party short-term debt and approximately $3,800 in associated debt discount that is due within the next twelve months. Management’s plan is to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and, therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. Early adoption is permitted. The Company's adoption of ASU 2021-04 did not have a material impact on its unaudited condensed consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of March 31, 2022, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under the previous agreement.

As of March 31, 2022, the Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance as of March 31, 2022 and December 31, 2021 was $162,068 and $146,303, respectively.

Related Party Loans

Associated equity instruments recorded as debt discount

	Interest Rate	Original Maturity Date	New Maturity Date **	Common Shares issued	Fair Value of Common Shares issued	Warrants issued	Fair Value of Warrants issued	March 31, 2022	December 31, 2021
1	12%*	4/17/2022	10/31/2022					$100,000	$100,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
2	0%*	4/24/2022	8/31/2022					179,813	179,813
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
3	12%*	4/16/2022	8/20/2022					150,000	150,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				80,000	16,000	-	-
4	0%*	9/15/2022						500	500
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
5	0%*	5/30/2022						147,500	60,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
6	0%*	Loans fully repaid in 2021
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				60,000	12,660	-	-
Unamortized debt discount								(3,792)	(19,304)
Total								$574,021	$471,009

* - unsecured note

** - During the three month end periods ended March 31, 2022 and 2021, the company extended the terms of the notes identified above, the extension of the term was accounted for as a modification to the original note. The company capitalized new costs of $0 and $28,660, for the period ended March 31, 2022 and 2021, respectively, as a result of the modifications.

During the three months ended March 31, 2022 and 2021, the Company recorded $15,512 and $33,354 of interest expense related to the amortization of debt discount and $5,918 and $13,315 of regular interest, respectively.

As of March 31, 2022 and December 31, 2021, accrued interest was $74,067 and $68,149, respectively.

Related Party Payables

As of March 31, 2022 and December 31, 2021, the Company owed a Director $182,488 and $150,822, respectively, for expenses incurred on behalf of the Company.

Director Agreements

The Company annually revisits the board of director agreements, which include quarterly compensation of $10,000 per director  for the fiscal year. Three of the five board members currently are compensated under these terms, while the other two board members remain unpaid. As of March 31, 2022 and December 31, 2021, the Company has accrued $410,000 and $381,000, respectively, in relation to the director agreements and is included in Accounts payable and accrued liabilities - related parties on the balance sheet.

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors who currently remains as an uncompensated board member (see note 6 for details). If terminated with cause by the Company, the consultant shall not thereafter be entitled to any form of compensation, the unvested warrants shall terminate, and he shall be paid a buyout fee in the amount of 250,000 fully vested warrants. If terminated without cause by the Company, all unvested warrants shall be accelerated and vest in one-half the time it was previously scheduled to vest.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	$33,000	$33,000
Equipment	201,024	201,024
Less: Accumulated depreciation and amortization	(105,430)	(94,921)
Total	$128,594	$139,103

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Accounts Payable	$280,872	$221,206
Interest	254,331	209,311
Salaries	666,777	603,371
Other	36,143	40,328
Total third party payables	1,238,123	1,074,216
Related party payables, officers and director fees	794,556	718,114
Total payables	$2,032,679	$1,792,330

NOTE 5 – LOANS AND LONG-TERM LOANS

Associated equity instruments recorded as debt discount

	Interest Rate	Original Maturity Date	New Maturity Date ****	Common Shares issued	Fair Value of Common Shares issued	Warrants issued	Fair Value of Warrants issued	March 31, 2022	December 31, 2021
1	12%*	4/16/2022	8/31/2022					$50,000	$50,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
2	12%*	4/22/2022	11/30/2022					18,000	18,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				18,000	4,680	-	-
3	12%*	6/30/2022						250,000	250,000
During the three months ended March 31, 2022				-	-	125,000	28,088
During the three months ended March 31, 2021				-	-	-	-
4	12%*	4/16/2022						410,000	410,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
5	12%*	4/16/2022						140,000	140,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
6	12%*	4/30/2022						200,000	200,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
7	12%*	7/31/2022						60,000	60,000
During the three months ended March 31, 2022				60,000	12,600	-	-
During the three months ended March 31, 2021				-	-	-	-
8	12%*	7/29/2022						96,000	96,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
9	3.75% **	6/25/2050						150,000	150,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
10	12.5%*	12/17/2022						3,600	3,600
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
11	0%*	9/19/2022						16,500	16,500
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
12	0%*	4/16/2022	8/31/2022					50,000	50,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
13	0% ***	4/16/2022	5/31/2022					30,000	30,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
14	0%*	4/16/2022	5/31/2022					13,000	13,000
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
15	0% ***	5/30/2022						30,000	-
During the three months ended March 31, 2022				-	-	-	-
During the three months ended March 31, 2021				-	-	-	-
Unamortized debt discount								(41,856)	(48,514)
Total								1,475,244	1,438,586
Less: short term loans, net								1,325,244	1,288,586
Total long-term loans, net								$150,000	$150,000

* - unsecured note

** - secured note and collateralized by all tangible and intangible personal property

*** - unsecured note and guaranteed by a Director of the Company

**** - During the three month end periods ended March 31, 2022 and 2021, the company extended the terms of the notes identified above, the extension of the term was accounted for as a modification to the original note. The company capitalized new costs of $40,688 and $4,680, for the period ended March 31, 2022 and 2021, respectively, as a result of the modifications.

The Company has experienced a shortage of funding because cash outflows in the first quarter for business administration were higher than business revenue and financing expectations. As a result, interest payables of $117,255 on the Company’s loans with Acuity Opportunities Fund I, LLC (the “Lender”) (notes 4,5,6 and 8 in the above table) due by April, 16, 2022, April 30, 2022 and July 29, 2022 remained unpaid as of March 31, 2022. The carrying amount of the loans payable in default as of  March 31, 2022 is $846,000. The Company’s management has successfully negotiated interest and loan extensions with the lender in prior periods and will continue to negotiate further extensions with the lender for future periods. The loan with the lender is presented as a current liability as of March 31, 2022.

In connection with the various debts issuances and extensions, the Company periodically, as applicable, records debt discount and amortizes it over the applicable life of the debt. During the three months ended March 31, 2022 and 2021, the Company recorded $47,344 and $96,697 of interest expense related to the amortization of debt discount and $41,856 and $41,303 of regular interest, respectively. As of March 31, 2022 and December 31, 2021, accrued interest was $170,493 and $132,778, respectively.

As of March 31, 2022 and December 31, 2021, accrued interest associated with the economic injury disaster loan was $9,771 and $8,385, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Warrant Activity

Common Stock Warrants

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. In connection with the agreement one million (1,000,000) warrants were issued. The warrants are valued at $177,200 based on the Black Scholes Model. For the three months ended March 31, 2022 and 2021, the Company recorded $0 and $43,693 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. Due to the fact that management has assessed the probability of certain milestones being met as probable, the warrants are being straight-lined over the term of services and accelerated whenever a milestone is met. The probability of the remaining milestones being met is reviewed by management every quarter. For each of the three months ended March 31, 2022 and 2021, the Company recorded $41,508 as compensation expense related to the warrants. The warrants shall vest upon the occurrence to the Company of the following milestone events through the efforts of the consultant:

No. of Warrants	Milestone
100,000	Acceptance by the Company of a full go-to market strategy for the Company's products. This milestone has been achieved.
100,000	Acceptance by the Company of a social marketing platform and PR strategy and onboarding of such.
300,000/500,000	300,000 for each multi outlet (“MULO”) retailer that is onboarded - regardless of store count carrying the product; and 500,000, if the onboarded MULO is a national chain.
300,000	Deliverance of full due diligence package for each potential acquisition for which the Company requests the consultant perform due diligence
500,000	Upon the closing of any acquisition which the consultant brought to the Company and provided due diligence.
500,000	Additional compensation in board seat agreement.

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty four thousand dollars ($84,000). As part of the agreement the Company will issue a warrant to the employee to purchase 300,000 shares a year, for a total of 900,000 shares of the Company’s common stock. The warrants have a term of three (3) years from date of issue and an exercise price equal to the closing market price of the Company’s common stock on August 4, of the corresponding year. The warrants issued on August 4, 2020 and 2021, are valued at $97,470 and $46,050, respectively, based on the Black Scholes Model. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following six months. For the three months ended March 31, 2022 and 2021, the Company recorded $30,153 and $24,034 as compensation expense related to the warrants, respectively.

On March 21, 2022, the Company extended the maturity date on one of its promissory notes (see Note 5). In association with this extension the company granted warrants for the right to purchase 125,000 shares of common stock at an exercise price of $0.24 a share. The warrants are valued at $28,088 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective period:

	2022	2021
Risk-free interest rate	0.22%	0.03-0.08%
Expected term of options, in years	3	3
Expected annual volatility	214.0%	228.0-247.7%
Expected dividend yield	-%	-%
Determined grant date fair value per option	$0.15 -0.22	$ 0.14 - 0.22

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2020	4,899,750	$0.21
Granted	1,148,775	0.19
Exercised	-	-
Forfeited or cancelled	(343,750)	0.08
Outstanding, December 31, 2021	5,704,775	$0.22
Granted	425,000	0.18
Exercised	-	-
Forfeited or cancelled	(60,000)	0.30
Outstanding, March 31, 2022	6,069,775	$0.21

As of March 31, 2022, 4,069,775 warrants for common stock were exercisable and the intrinsic value of these warrants was $184,014, the weighted average remaining contractual life for warrants outstanding was 1.92 years and the remaining expense is $61,095 over the remaining amortization period which is four months.

As of March 31, 2021, 2,628,917 warrants for common stock were exercisable and the intrinsic value of these warrants was $262,660, the weighted average remaining contractual life for warrants outstanding was 2.56 years and the remaining expense is $294,762 over the remaining amortization period which is 1.25 years.

Preferred Stock Warrants

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2020	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2021	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2022	4,470,000	$0.68

As of March 31, 2022, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $2,674,350, the weighted average remaining contractual life for warrants outstanding was 6.12 years.

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

For each of the three months ended March 31, 2022 and 2021, the Company incurred lease expense for its operating leases of $21,911, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.08 years, with a weighted-average discount rate of 12.00%.

The Company had cash payments for operating leases of $21,806 for each of the three months ended March 31, 2022 and 2021.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2022.

Maturity of Lease Liability
2022	$65,587
2023	89,487
2024	30,120
Total undiscounted operating lease payments	185,194
Less: Imputed interest	22,224
Present value of operating lease liabilities	$162,970

NOTE 8 – COMMITMENTS

On July 16, 2018, the Company entered into a consulting agreement with a service provider that contains the following terms:

•

A $6,000 per month advance of Holy Cacao equity distribution will be awarded every month Holy Cacao earns a net profit over a period of twenty-four (24) consecutive months following the initial product launch and production sale.

•

300,000 warrants for shares of the Company’s common stock will be awarded after each of two consecutive twelve (12) month periods in which Holy Cacao earns a net profit from gross annual product sales of at least $1M. Each of the two 300,000 warrant awards will vest equally over a twelve (12) month period. As of March 31, 2022, these targets have not been achieved and the Company has determined it is not probable of being met at this time, as such no compensation expense has been recorded.

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

On October 15, 2020, the Company entered into a chocolate sales agreement with a sales consultant. The consultant will receive a commission of the gross sales (net of returns) that were directly generated by the consultant to new customers. The consultant shall receive a sales commission of the gross sales (net of returns) directly generated by the consultant to such distributor and such distributor shall receive a commission of such gross sales (net of returns). Commissions shall be paid within 30 days of the end of the quarter in which they are deemed earned. No commissions are due as of March 31, 2022. In addition, once the consultant has made $75,000 of gross sales (net of returns) he shall receive 75,000 shares of the Company’s common stock. This agreement shall continue for sixty months from the date of the agreement and will automatically extend for additional successive sixty-month terms unless written notice is delivered at least thirty days prior to the end of the current term.

On November 9, 2020, the Company entered into an agreement with a consultant. The consultant shall provide the following services: develop a marketing plan and act as a sales agent with respect to the wholesale of various products by the Company. As compensation for the services, the consultant shall receive a cash payment in an amount in excess of 9% of the profit margin. However, in the event the average closing price of the Company’s common stock on the common stock’s primary market over the final ten (10) trading days of any month is greater than or equal to $0.50, then the cash compensation for such month shall only be the amount of profit margin generated by the sales of the products in excess of 14% of gross sales and the amount of profit margin between 9% and 14% of gross sales shall completely belong to the Company. Prior to the payment date of each month, the consultant can elect to receive all or part of the cash compensation due for such month in the form of common stock by providing written notice of such election to the Company. The number of shares to be issued shall be calculated based upon a per share value equal to 80% of the valuation price. This agreement shall commence on the effective date and shall continue for a term of two (2) years. Prior to six months after the effective date this agreement may not be cancelled without cause. After six months this agreement may be sooner terminated by either party upon sixty days written notice. Commencing 120 days after the effective date, absent an effective registration statement by the Company covering the shares, the sales consultant may “Put” to the Company any vested shares at a price per share equal to the grant price at any time during the term. The Company shall maintain a separate account with funds to pay for the Put for as long as the Put is exercisable and the Put right shall be subject to the terms governing such account. As of March 31, 2022, the Company has recorded a Put liability of $29,421. The Consultant has agreed to lower the restricted cash amount for the Put to $5,900.

On November 9, 2020, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to three million (3,000,000) shares to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of various wholesale products generated by the sales consultant at the end of each month multiplied by a fixed percentage of nine percent (9%) divided by the last closing market price of the shares as of the effective date. In addition to the shares to be issued, the sales consultant shall be issued three million (3,000,000) warrants to purchase shares. One warrant shall be fully vested for every share issued. The exercise price of each warrant shall be equal to the grant price and each warrant shall be exercisable for thirty-six (36) months following the date of vesting. Until such time as the shares underlying the warrants are registered, the warrants may be exercised via a cashless exercise. As of March 31, 2022, there were 2,852,009 shares of common stock and 2,942,725 warrants remaining to be issued if certain performance thresholds are met.

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

On April 11, 2022, the Company entered into a memo of understanding with a marketing consultant, who is a National Football League (NFL) celebrity. As compensation for the services, the Company agrees to split the net profit on a 50 / 50 basis derived from the sales of the Company’s products that will be branded under the consultant’s name and result from the marketing consultant’s efforts. The marketing consultant will be paid on a quarterly basis over the two (2) year term.

Commission costs for the three months ending March 31, 2022 and 2021, were $0 and $1,138, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there were no accrued commissions outstanding.

NOTE 9 – CONCENTRATION RISKS

As of March 31, 2022, the Company's concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

As of December 31, 2021, the Company’s receivables from merchant cash advances included $29,290 from one merchant, representing 78% of the Company’s merchant cash advances The Company earned $14,949 of MCA income from one merchant, representing 57% of the Company’s MCA income for the three months ended March 31, 2021.

For the three months ended March 31, 2022, the Company had purchase concentrations of 54% and 27% from two vendors.

For the three months ended March 31, 2021, the Company had purchase concentrations of 85% from one vendor.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the year end, the Company has extended various loans (see notes 2 and 5) and has entered into an agreement with a consultant (seen note 8).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q contains “forward-looking statements,” as that term is used in federal securities laws, about First Foods Group, Inc.’s financial condition, results of operations and business.

These statements include, among others:

•

statements concerning the potential benefits that First Foods Group, Inc. (“First Foods”, “we”, “our”, “us”, the “Company”, or “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

•

statements of First Foods’ expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “plans”, “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause First Foods’ actual results to be materially different from any future results expressed or implied by First Foods in those statements. The most important facts that could prevent First Foods from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of First Foods’ stock price;
(b)	potential fluctuation of quarterly results;
(c)	failure of First Foods to earn significant revenues or profits;
(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;
(e)	decline in demand for First Foods’ products and services;
(f)	rapid adverse changes in markets; due to, among other things, international conflicts, terrorism, environmental issues, world and national health issues, and inflation;
(g)	litigation with or legal claims and allegations by outside parties against First Foods, including but not limited to challenges to First Foods’ intellectual property rights;
(h)	reliance on proprietary merchant advance credit models, which involve the use of qualitative factors that are inherently judgmental and which could result in merchant defaults; and
(i)	new regulations impacting the business.

There is no assurance that First Foods will be profitable, due to, among other potential reasons, that it may (i) not be able to successfully develop, manage or market its products and services; attract or retain qualified executives and personnel; or obtain customers for its products or services, (ii) incur additional dilution in outstanding stock ownership due to the issuance of more shares, warrants, stock options or other convertible securities, or the exercise of outstanding warrants and stock options, and (iii) suffer other risks inherent in its business.

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

General

First Foods is currently a “smaller reporting company” under the JOBS Act. A company loses its “smaller reporting company” status on (i) the day its public float becomes greater than or equal to $250,000,000 or (ii) had annual revenues of less than $100,000,000 and either: (A) had no public float or (B) had a public float of less than $700,000,000. As a “smaller reporting company” First Foods is exempt from certain obligations of the Exchange Act, including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation and Section 404(b) of the Sarbanes-Oxley Act of 2002 related to the requirement that management assess the effectiveness of the Company’s internal control for financial reporting. Furthermore, Section 103 of the JOBS Act provides that as a “smaller reporting company” First Foods is not required to comply with the requirement to provide an auditor’s attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as First Foods qualifies as a “smaller reporting company.” In addition, a “smaller reporting company” may include less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and provide audited financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three fiscal years. However, a “smaller reporting company” is not exempt from the requirement to perform management’s assessment of internal control over financial reporting.

First Foods is focused on developing its specialty chocolate product line through its Holy Cacao subsidiary, participating in merchant cash advances (“MCAs”) through its 1st Foods Funding Division, and introducing new health-related brands, concepts and products through its FFGI Wholesaling Division.

Holy Cacao is a majority owned subsidiary that is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a still illegal marijuana-based ingredient such as THQ, although it intends to revisit the matter as regulations change in jurisdictions in which it operates.

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

The Company’s common stock is quoted on the OTCQB under “FIFG.”

The Company’s principal executive offices are located at First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014. Our telephone number is (201) 471-0988.

As of March 31, 2022, our cash balance was $11,888, which includes restricted cash of $5,900, and our current liabilities were $4,115,270.

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

Results of Operations for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Fiscal Q1 2022 Highlights

Total net sales decreased 65% or $27,533 during the three months ended March 31, 2022 compared to 2021, primarily due to the Company phasing out the merchant cash advance division to focus and put resources to the chocolate producing division of the Company.

Products Performance

The following table shows net sales by category for the three months ended March 31, 2022 and 2021:

	2022	Change	2021
Net sales by category:
Chocolate products	$14,457	-10%	$16,025
Merchant cash advances	348	-99%	26,313
Total net sales	$14,805	-65%	$42,338

Chocolate products

Chocolate products sales decreased slightly during 2022 compared to 2021 due primarily to increased supply chain costs.

Merchant cash advances

Merchant cash advances sales decreased during 2022 compared to 2021 due to the Company focusing upon and placing resources to the chocolate producing division of the Company.

Cost of Product Sales

Products cost of sales for March 31, 2022 and 2021 were as follows:

	March 31, 2022	March 31, 2021
Cost of Product Sales:
Chocolate products	$2,481	$3,741

Cost of product sales

The decrease in cost of product sales in March 31, 2022 as compared to March 31, 2021 was due to a decrease in product sales. Gross profit margins increased due to better efficiencies.

Legal fees for the three months ended March 31, 2022 was $1,149 compared to $999 for the three months ended March 31, 2021. This slight increase in legal fees was due to slightly increased legal rates.

General and administrative expenses for the three months ended March 31, 2022 was $404,485 compared to $487,387 for the three months ended March 31, 2021. The decrease in general and administrative expenses was primarily due to decreased costs associated with compensation expenses, and consulting and accounting fees.

Provision for merchant cash advances for the three months ended March 31, 2022 was $(346) compared to $(137,498) for the three months ended March 31, 2021. The decrease in provision for merchant cash advances was due to the collection of a large balance in prior period from one MCA that was previously fully reserved for due to COVID-19.

Liquidity and Capital Resources

The following table presents our cash flows:

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(117,139)	$(33,127)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$117,500	$24,464

Operating Activities

Our primary uses of cash from our operating activities include payments for compensation and related costs and other general corporate expenditures.

Net cash used in operating activities increased from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to the net effect of a decrease in cash received from revenues and cash paid for cost of revenues and operating expenses, changes in operating assets and liabilities, decrease in stock compensation and change in merchant allowance.

Investing Activities

There was no investing activities for the three months ended March 31, 2022 and 2021.

Financing Activities

Cash provided by financing activities consists of proceeds from issuance of debt.

Net cash provided by financing activities increased from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to an increase of proceeds from issuance of loans and a decrease of repayment of loans..

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of March 31, 2022, the Company had approximately $1,367,000 in third-party short-term debt and approximately $42,000 in associated debt discount and approximately $578,000 in related-party short-term debt and approximately $3,800 in associated debt discount that is due within the next twelve months. Management’s plan is to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Concentration Risks

As of March 31, 2022, the Company's concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

As of December 31, 2021, the Company’s receivables from merchant cash advances included $29,290 from one merchant, representing 78% of the Company’s merchant cash advances The Company earned $14,949 of MCA income from one merchant, representing 57% of the Company’s MCA income for the three months ended March 31, 2021.

For the three months ended March 31, 2022, the Company had purchase concentrations of 54% and 27% from two vendors.

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

As of March 31, 2022, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2022, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report; however, information regarding our risk factors appears in various places in this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as described below, there have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 60,000 shares of the Company’s common stock during the three months ended March 31, 2022. All of these shares were exempt pursuant to Section 4(1) as they were issued privately without any advertising or finders/brokers fees paid to third parties.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

Item 6. Exhibits, Financial Statement Schedules

3.1	Articles of Incorporation of the Registrant (1)
3.2	By-laws of the Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Harold Kestenbaum	Dated: May 23, 2022
Harold Kestenbaum,
Chairman of the Board and
Interim Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: May 23, 2022
Mark J. Keeley,
Chief Financial Officer

