Form 10-Q
period 2022-06-30
First Foods Group, Inc.
filed 2022-08-22
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2022

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

_______________________________________________________________

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

As of August 19, 2022, the number of shares outstanding of the registrant’s class of common stock was 27,058,338, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$16,314	$5,627
Restricted cash	5,900	5,900
Inventory, net of reserve $23,625 and $0, respectively	33,590	56,936
Merchant cash advances, net of allowance $173,088 and $131,703, respectively	722	37,541
Prepaid expenses and other current assets	83,405	89,888
TOTAL CURRENT ASSETS	139,931	195,892

Property and equipment, net	25,232	139,103
Operating lease right-of-use assets	143,175	177,062
TOTAL ASSETS	$308,338	$512,057
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,412,184	$1,074,216
Accounts payable and accrued liabilities - related parties	862,747	718,114
Put liability	29,421	29,421
Deferred revenue	50,746	81,953
Loans, net of unamortized debt discount	1,363,988	1,288,586
Related party loans, net of unamortized debt discount	708,313	471,009
Operating lease liabilities	74,650	69,078
TOTAL CURRENT LIABILITIES	4,502,049	3,732,377

Loans - long term	150,000	150,000
Operating lease liabilities - long term	71,323	109,975
TOTAL LIABILITIES	4,723,372	3,992,352

Commitments (Note 8)

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 354,999 issued and outstanding, respectively ($118,235 liquidation preference)	355	355
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value, 100,000,000 shares authorized, 27,058,338 and 26,998,338 shares issued and outstanding, respectively	27,058	26,998
Additional paid-in capital	11,894,629	12,062,341
Accumulated deficit	(16,051,407)	(15,335,458)
Total First Foods Group, Inc. Deficit	(4,128,705)	(3,245,104)

Noncontrolling interests	(286,329)	(235,191)
Total deficit	(4,415,034)	(3,480,295)
TOTAL LIABILITIES AND DEFICIT	$308,338	$512,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

REVENUES
Product sales, net	$63,877	$240,439	$78,334	$256,464
Merchant cash advance income, net	29	7,102	377	33,415
Total Revenues	63,906	247,541	78,711	289,879

OPERATING EXPENSES
Cost of product sales	37,993	162,343	40,474	166,084
Legal fees	27,949	2,097	29,098	3,096
General and administrative	335,492	446,423	739,978	933,810
Provision for merchant cash advances	37,145	(6,840)	36,799	(144,338)
Impairment of assets	92,736	-	92,736	-
Total Operating Expenses	531,315	604,023	939,085	958,652

LOSS FROM OPERATIONS	(467,409)	(356,482)	(860,374)	(668,773)

OTHER INCOME (EXPENSE)
Other income	291,482	-	291,482	-
Loss on extinguishment of loans payable	-	(299,773)	-	(299,773)
Interest expense	(89,536)	(174,461)	(198,196)	(359,950)

Loss before income taxes	(265,463)	(830,716)	(767,088)	(1,328,496)

Provision for income taxes	-	-	-	-

NET LOSS	(265,463)	(830,716)	(767,088)	(1,328,496)

Non-controlling interest share of loss	29,466	10,748	51,138	37,055
Deemed dividends	-	(139,690)	-	(139,690)

Net loss attributed to shareholders of First Foods Group, Inc.	$(235,997)	$(959,658)	$(715,950)	$(1,431,131)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.01)	$(0.04)	$(0.03)	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS - BASIC AND DILUTED	27,058,338	24,167,311	27,050,426	23,397,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Deficit
(Unaudited)
	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group,	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	deficit

Balance at December 31, 2020	1,133,333	$1,133	22,367,179	$22,367	$10,515,601	$(12,954,696)	$(2,415,595)	$(142,780)	$(2,558,375)
Common stock issued for cash to a related party	-	-	249,999	250	49,750	-	50,000	-	50,000
Common stock issued to consultants for services	-	-	36,765	37	4,963	-	5,000	-	5,000
Common stock issued for related party loan	-	-	140,000	140	28,520	-	28,660	-	28,660
Common stock issued with loans payable	-	-	18,000	18	4,662	-	4,680	-	4,680
Stock based compensation	-	-	-	-	65,542	-	65,542	-	65,542
Warrants issued for director services	-	-	-	-	43,693	-	43,693	-	43,693
Net loss	-	-	-	-	-	(471,473)	(471,473)	(26,307)	(497,780)
Balance at March 31, 2021	1,133,333	1,133	22,811,943	22,812	10,712,731	(13,426,169)	(2,689,493)	(169,087)	(2,858,580)

Common stock issued for cash to a related party	-	-	249,999	250	49,750	-	50,000	-	50,000
Common stock issued to consultants for services - put liability	-	-	112,390	-	-	-	-	-	-
Common stock issued for related party loan	-	-	50,000	50	10,450	-	10,500	-	10,500
Common stock issued for conversion of loans payable	-	-	191,424	192	31,067	-	31,259	-	31,259
Common stock issued for conversion of loans payable - related party	-	-	2,000,000	2,000	458,000	-	460,000	-	460,000
Stock based compensation	-	-	-	-	74,253	-	74,253	-	74,253
Warrants issued for director services	-	-	-	-	44,179	-	44,179	-	44,179
Warrants issued for related party loan	-	-	-	-	20,200	-	20,200	-	20,200
Warrants issued for conversion of loan payable	-	-	-	-	83,513	-	83,513	-	83,513
Net loss	-	-	-	-	-	(819,968)	(819,968)	(10,748)	(830,716)
Balance at June 30, 2021	1,133,333	$1,133	25,415,756	$25,304	$11,484,143	$(14,246,137)	$(2,735,557)	$(179,835)	$(2,915,392)

Balance at December 31, 2021	1,015,000	$1,015	26,998,338	$26,998	$12,062,341	$(15,335,458)	$(3,245,104)	$(235,191)	$(3,480,295)
Common stock issued with loans payable	-	-	60,000	60	12,540	-	12,600	-	12,600
Stock based compensation	-	-	-	-	30,154	-	30,154	-	30,154
Warrants issued for consulting services	-	-	-	-	41,508	-	41,508	-	41,508
Warrants issued for loan payable	-	-	-	-	28,088	-	28,088	-	28,088
Net loss	-	-	-	-	-	(479,952)	(479,952)	(21,672)	(501,624)
Balance at March 31, 2022	1,015,000	1,015	27,058,338	27,058	12,174,631	(15,815,410)	(3,612,706)	(256,863)	(3,869,569)

Stock based compensation	-	-	-	-	11,480	-	11,480	-	11,480
Accumulated catch up adjustment	-	-	-	-	(291,482)	-	(291,482)	-	(291,482)
Net loss	-	-	-	-	-	(235,997)	(235,997)	(29,466)	(265,463)
Balance at June 30, 2022	1,015,000	$1,015	27,058,338	$27,058	$11,894,629	$(16,051,407)	$(4,128,705)	$(286,329)	$(4,415,034)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(767,088)	$(1,328,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	-	5,000
Employee stock based compensation	83,142	227,666
Accumulative catch up adjustment	(291,482)	-
Loss on extinguishment of loans payable	-	299,773
Impairment of asset	92,736	-
Amortization of debt discount	105,394	253,549
Depreciation and amortization expense	31,108	28,566
Change in merchant allowance	41,385	(143,986)
Merchant cash advance direct write off	-	(1,312)
Non-cash lease expense	33,887	30,193
Put liability	-	23,490
Inventory reserve	23,625	-
Changes in operating assets and liabilities:
Accounts receivable	-	(23,654)
Inventory	(279)	(9,373)
Merchant cash advances	(4,566)	212,502
Prepaid expenses and other current assets	(3,489)	30,783
Operating lease liabilities	(33,080)	(29,643)
Accounts payable and accrued liabilities	337,968	231,881
Accounts payable and accrued liabilities – related party	144,633	142,784
Deferred revenue	(31,207)	(14,221)
Net cash used in operating activities	(237,313)	(64,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(877)
Net cash used in investing activities	-	(877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock – related party	-	100,000
Proceeds from loans	30,000	103,601
Repayment of loans	-	(33,429)
Proceeds from related party loans	218,000	112,500
Repayments of related party loans	-	(75,411)
Net cash provided by financing activities	248,000	207,261

NET INCREASE IN CASH AND RESTRICTED CASH	10,687	141,886
CASH AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	11,527	50,386
CASH AND RESTRICTED CASH AT END OF THE PERIOD	$22,214	$192,272

CASH AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
END OF THE PERIOD
Cash	$16,314	$168,782
Restricted Cash	5,900	23,490
	$22,214	$192,272
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$12,600	$4,680
Common stock issued with related party loans	$-	$59,360
Common stock and warrants issued for conversion of loan payable	$-	$250,000
Common stock issued for conversion of loan payable	$-	$25,000
$Warrants issued with loans	$28,088	$-

CASH PAID FOR:
Interest	$5,052	$83,034
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

Nature of Business

First Foods Group, Inc. (the “Company” or “First Foods”) is a smaller reporting company focused on developing its specialty chocolate product line through its Holy Cacao subsidiary and participating in merchant cash advances (“MCAs”) through its 1st Foods Funding Division. First Foods continues to pursue new brands and concepts, including the wholesaling of various health-related products through its FFGI Wholesale Division.

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

Quarterly Reporting

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2022 and the results of operations and cash flows for the interim periods ended June 30, 2022 and 2021, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2022. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

Impairment of Long-Lived Assets

Long-lived assets are comprised of property and equipment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company impaired property and equipment for a total of $92,736 and $46,368, respectively.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2022, the Company had approximately $1,364,000 in third-party short-term debt and approximately $3,100 in associated debt discount and approximately $708,000 in related-party short-term debt and $0 in associated debt discount that is due within the next twelve months. Management’s plan is to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and, therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260)– Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. Early adoption is permitted. The Company’s adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on its unaudited condensed consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of June 30, 2022, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under the previous agreement.

As of June 30, 2022, the Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance as of June 30, 2022 and December 31, 2021 was $177,960 and $146,303, respectively.

Related Party Loans

				Associated equity instruments recorded as debt discount
		Original	New	Common	Fair Value of Common		Fair Value of
	Interest	Maturity	Maturity	Shares	Shares	Warrants	Warrants	June 30,	December 31,
	Rate	Date	Date**	issued	issued	issued	issued	2022	2021
1	12%*	4/17/22	10/31/22					$100,000	$100,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
2	0%*	4/24/22	8/31/22					179,813	179,813
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
3	12%*	4/16/22	8/30/22					150,000	150,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				130,000	26,500	100,000	20,200
4	0%*	9/15/22						500	500
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
5	0%*	5/30/22	12/31/22					278,000	60,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
6	0%*	Loans fully repaid in 2021					-	-	-
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				60,000	12,660	-	-
Unamortized debt discount								-	(19,304)
Total								$708,313	$471,009

* - unsecured note

** - During the six months ended June 30, 2022 and 2021, the company extended the terms of the notes identified above. The extension of the term was accounted for as a modification to the original note. The company capitalized new costs of $0 and $59,360, for the period ended June 30, 2022 and 2021, respectively, as a result of the modifications.

During the six months ended June 30, 2022 and 2021, the Company recorded $19,304 and $57,470 of interest expense related to the amortization of debt discount and $11,901 and $22,258 of regular interest, respectively.

During the three months ended June 30, 2022 and 2021, the Company recorded $3,792 and $24,116 of interest expense related to the amortization of debt discount and $5,984 and $8,942 of regular interest, respectively.

As of June 30, 2022 and December 31, 2021, accrued interest was $80,051 and $68,149, respectively.

During the six months ended June 30, 2021, the Company converted $250,000 of loan payable in exchange for 2,000,000 shares of common stock and warrants for the right to purchase 375,000 shares of common stock. The aggregate fair value of the common stock shares issued and for the granted warrants was $543,513. The Company recorded a loss on extinguishment of debt of $293,513.

Related Party Payables

As of June 30, 2022 and December 31, 2021, the Company owed a Director $204,787 and $150,822, respectively, for expenses incurred on behalf of the Company.

Director Agreements

The Company annually revisits the board of director agreements, which include quarterly compensation of $10,000 per director for the fiscal year. Three of the five board members currently are compensated under these terms, while the other two board members remain unpaid. As of June 30, 2022 and December 31, 2021, the Company has accrued $440,000 and $381,000, respectively, in relation to the director agreements which is included in Accounts payable and accrued liabilities – related parties on the unaudited condensed consolidated balance sheet.

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors for a term of 2 years, who currently remains as an uncompensated board member (see note 6 for details). If terminated with cause by the Company, the consultant shall not thereafter be entitled to any form of compensation, the unvested warrants shall terminate, and he shall be paid a buyout fee in the amount of 250,000 fully vested warrants. If terminated without cause by the Company, all unvested warrants shall be accelerated and vest in one-half the time it was previously scheduled to vest.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Leasehold improvements	$33,000	$33,000
Equipment	201,024	201,024
Less: Accumulated depreciation, amortization and impairment	(208,792)	(94,921)
Total	$25,232	$139,103

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company impaired property and equipment for a total of $92,736 and $46,368, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Accounts Payable	$324,323	$221,206
Interest	299,866	209,311
Salaries	730,183	603,371
Other	57,812	40,328
Total third party payables	1,412,184	1,074,216
Related party payables, officers and director fees	862,747	718,114
Total payables	$2,274,931	$1,792,330

NOTE 5 – LOANS AND LONG-TERM LOANS

                                               Associated equity instruments recorded as debt discount

	Interest Rate	Original Maturity Date	New Maturity Date ****	Common Shares issued	Fair Value of Common Shares issued	Warrants issued	Fair Value of Warrants issued	June 30, 2022	December 31, 2021
1	12%*	4/16/2022	8/31/2022					$50,000	$50,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
2	12%*	4/22/2022	11/30/2022					18,000	18,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				18,000	4,680	-	-
3	12%*	6/30/2022	12/31/2022					250,000	250,000
During the six months ended June 30, 2022				-	-	125,000	28,088
During the six months ended June 30, 2021				-	-	-	-
4	12%*	4/16/2022	12/31/2022					410,000	410,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
5	12%*	4/16/2022	12/31/2022					140,000	140,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
6	12%*	4/30/2022	12/31/2022					200,000	200,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
7	12%*	7/31/2022	12/31/2022					60,000	60,000
During the six months ended June 30, 2022				60,000	12,600	-	-
During the six months ended June 30, 2021				-	-	-	-
8	12%*	7/29/2022	12/31/2022					96,000	96,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
9	3.75% **	6/25/2050						150,000	150,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
10	12.5%*	12/17/2022						3,600	3,600
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
11	0%*	9/19/2022						16,500	16,500
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
12	0%*	4/16/2022	8/31/2022					50,000	50,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
13	0% ***	4/16/2022	8/31/2022					30,000	30,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
14	0%*	4/16/2022	8/31/2022					13,000	13,000
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
15	0% ***	5/30/2022	8/31/2022					30,000	-
During the six months ended June 30, 2022				-	-	-	-
During the six months ended June 30, 2021				-	-	-	-
Unamortized debt discount								(3,112)	(48,514)
Total								1,513,988	1,438,586
Less: short term loans, net								1,363,988	1,288,586
Total long-term loans, net								$150,000	$150,000

* - unsecured note

** - secured note and collateralized by all tangible and intangible personal property

*** - unsecured note and guaranteed by a Director of the Company

**** - During the six months ended June 30, 2022 and 2021, the company extended the terms of the notes identified above, the extension of the term was accounted for as a modification to the original note. The company capitalized new costs of $40,688 and $4,680, for the period ended June 30, 2022 and 2021, respectively, as a result of the modifications. On August 1, 2022, the Company extended the terms of Note 7 above. In connection with this extension the Company issued a warrant to purchase 60,000 shares of common stock. The warrants are valued at $7,788 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

In connection with the various debts issuances and extensions, the Company periodically, as applicable, records debt discount and amortizes it over the applicable life of the debt. During the three months ended June 30, 2022 and 2021, the Company recorded $38,744 and $99,382 of interest expense related to the amortization of debt discount and $38,134 and $41,687 of regular interest, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded $86,090 and $196,079 of interest expense related to the amortization of debt discount and $75,848 and $82,990 of regular interest, respectively. As of June 30, 2022 and December 31, 2021, accrued interest was $208,627 and $132,778, respectively.

As of June 30, 2022 and December 31, 2021, accrued interest associated with the economic injury disaster loan was $11,188 and $8,385, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Warrant Activity

Common Stock Warrants

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. In connection with the agreement one million (1,000,000) warrants were issued. The warrants are valued at $177,200 based on the Black Scholes Model. For the six months ended June 30, 2022 and 2021, the Company recorded $0 and $87,872 as compensation expense related to the warrants, respectively. For the three months ended June 30, 2022 and 2021, the Company recorded $0 and $44,179 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock, if certain milestones are reached, at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. When the warrants were issued management had assessed the probability of certain milestones being met as probable and therefore the warrants were being straight-lined over the term of services and accelerated whenever a milestone is met. During the quarter ending June 30, 2022, management, upon further review, has determined that these milestones will probably not be met and has recorded an accumulative catch up adjustment of $291,482. For the six months ended June 30, 2022 and 2021, the Company recorded $41,508 and $83,478 as compensation expense related to the warrants, respectively. For the three months ended June 30, 2022 and 2021, the Company recorded $0 and $41,970 as compensation expense related to the warrants, respectively. The warrants shall vest upon the occurrence to the Company of the following milestone events through the efforts of the consultant. In July 2022, the term of the consulting agreement ended with no further milestones being completed. No further compensation will be recorded in association to these warrants:

No. of Warrants	Milestone
100,000	Acceptance by the Company of a full go-to market strategy for the Company’s products. This milestone has been achieved.
100,000	Acceptance by the Company of a social marketing platform and PR strategy and onboarding of such.
300,000/500,000	300,000 for each multi outlet (“MULO”) retailer that is onboarded – regardless of store count carrying the product; and 500,000, if the onboarded MULO is a national chain.
300,000	Deliverance of full due diligence package for each potential acquisition for which the Company requests the consultant perform due diligence
500,000	Upon the closing of any acquisition which the consultant brought to the Company and provided due diligence.
500,000	Additional compensation in board seat agreement.

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty-four thousand dollars ($84,000). As part of the agreement the Company will issue a warrant to the employee to purchase 300,000 shares a year, for a total of 900,000 shares of the Company’s common stock. The warrants have a term of three (3) years from date of issue and an exercise price equal to the closing market price of the Company’s common stock on August 4, of the corresponding year. The warrants issued on August 4, 2020, 2021 and 2022, are valued at $97,470, $46,050 and $22,740, respectively, based on the Black Scholes Model. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following six months. For the six months ended June 30, 2022 and 2021, the Company recorded $41,634 and $48,334 as compensation expense related to the warrants, respectively. For the three months ended June 30, 2022 and 2021, the Company recorded $11,480 and $24,301 as compensation expense related to the warrants, respectively.

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

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective period:

	2022	2021
Risk-free interest rate	0.22%	0.03-0.08%
Expected term of options, in years	3	3
Expected annual volatility	214.0%	228.0-247.7%
Expected dividend yield	-%	-%
Determined grant date fair value per option	$0.15 – 0.22	$0.14 – 0.22

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2020	4,899,750	$0.21
Granted	1,148,775	0.19
Exercised	-	-
Forfeited or cancelled	(343,750)	0.08
Outstanding, December 31, 2021	5,704,775	$0.22
Granted	425,000	0.18
Exercised	-	-
Forfeited or cancelled	(60,000)	0.30
Outstanding, June 30, 2022	6,069,775	$0.21

As of June 30, 2022, 4,144,775 warrants for common stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 1.67 years and the remaining expense is $4,416 over the remaining amortization period which is three months.

As of June 30, 2021, 3,468,391 warrants for common stock were exercisable and the intrinsic value of these warrants was $76,742, the weighted average remaining contractual life for warrants outstanding was 2.01 years and the remaining expense is $184,313 over the remaining amortization period which is 1.25 years.

Preferred Stock Warrants

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2020	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2021	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2022	4,470,000	$0.68

As of June 30, 2022, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 5.87 years.

As of June 30, 2021, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $1,739,250, the weighted average remaining contractual life for warrants outstanding was 6.87 years.

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

For the six months ended June 30, 2022 and 2021, the Company incurred lease expense for its operating leases of $43,821 and $43,821, respectively, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2022 and 2021, the Company incurred lease expense for its operating leases of $21,910 and $21,910, respectively, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.83 years, with a weighted-average discount rate of 12.00%.

The Company had cash payments for operating leases of $43,015 and $43,271 for the six months ended June 30, 2022 and 2021, respectively and $21,720 and $21,465 for the three months ended June 30, 2022 and 2021, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2022.

Maturity of Lease Liability
2022	$43,866
2023	89,487
2024	30,120
Total undiscounted operating lease payments	163,474
Less: Imputed interest	17,501
Present value of operating lease liabilities	$145,973

NOTE 8 – COMMITMENTS

On July 16, 2018, the Company entered into a consulting agreement with a service provider that contains the following terms:

•

A $6,000 per month advance of Holy Cacao equity distribution will be awarded every month Holy Cacao earns a net profit over a period of twenty-four (24) consecutive months following the initial product launch and production sale.

•

300,000 warrants for shares of the Company’s common stock will be awarded after each of two consecutive twelve (12) month periods in which Holy Cacao earns a net profit from gross annual product sales of at least $1M. Each of the two 300,000 warrant awards will vest equally over a twelve (12) month period. As of June 30, 2022, these targets have not been achieved and the Company has determined it is not probable of being met at this time, as such no compensation expense has been recorded.

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

On October 15, 2020, the Company entered into a chocolate sales agreement with a sales consultant. The consultant will receive a commission of the gross sales (net of returns) that were directly generated by the consultant to new customers. The consultant shall receive a sales commission of the gross sales (net of returns) directly generated by the consultant to such distributor and such distributor shall receive a commission of such gross sales (net of returns). Commissions shall be paid within 30 days of the end of the quarter in which they are deemed earned. No commissions are due and no commissions have been earned as of June 30, 2022. In addition, once the consultant has made $75,000 of gross sales (net of returns) he shall receive 75,000 shares of the Company’s common stock. This agreement shall continue for sixty months from the date of the agreement and will automatically extend for additional successive sixty-month terms unless written notice is delivered at least thirty days prior to the end of the current term.

On November 9, 2020, the Company entered into an agreement with a consultant. The consultant shall provide the following services: develop a marketing plan and act as a sales agent with respect to the wholesale of various products by the Company. As compensation for the services, the consultant shall receive a cash payment in an amount in excess of 9% of the profit margin. However, in the event the average closing price of the Company’s common stock on the common stock’s primary market over the final ten (10) trading days of any month is greater than or equal to $0.50, then the cash compensation for such month shall only be the amount of profit margin generated by the sales of the products in excess of 14% of gross sales and the amount of profit margin between 9% and 14% of gross sales shall completely belong to the Company. Prior to the payment date of each month, the consultant can elect to receive all or part of the cash compensation due for such month in the form of common stock by providing written notice of such election to the Company. The number of shares to be issued shall be calculated based upon a per share value equal to 80% of the valuation price. This agreement shall commence on the effective date and shall continue for a term of two (2) years. Prior to six months after the effective date this agreement may not be cancelled without cause. After six months this agreement may be sooner terminated by either party upon sixty days written notice. Commencing 120 days after the effective date, absent an effective registration statement by the Company covering the shares, the sales consultant may “Put” to the Company any vested shares at a price per share equal to the grant price at any time during the term. The Company shall maintain a separate account with funds to pay for the Put for as long as the Put is exercisable and the Put right shall be subject to the terms governing such account. As of June 30, 2022, the Company has recorded a Put liability of $29,421. The Consultant has agreed to lower the restricted cash amount for the Put to $5,900.

On November 9, 2020, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to three million (3,000,000) shares to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of various wholesale products generated by the sales consultant at the end of each month multiplied by a fixed percentage of nine percent (9%) divided by the last closing market price of the shares as of the effective date. In addition to the shares to be issued, the sales consultant shall be issued three million (3,000,000) warrants to purchase shares. One warrant shall be fully vested for every share issued. The exercise price of each warrant shall be equal to the grant price and each warrant shall be exercisable for thirty-six (36) months following the date of vesting. Until such time as the shares underlying the warrants are registered, the warrants may be exercised via a cashless exercise. As of June 30, 2022, there were 2,852,009 shares of common stock and 2,942,725 warrants remaining to be issued if certain performance thresholds are met.

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

On January 4, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,380,952 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. Additionally, if the sales consultant makes sales using salespeople who are not under contract with the Company, the Company will pay the consultant a cash commission at the end of each month equal to 5% of net sales over the term. During the three and six months ended June 30, 2022 no shares have been issued.

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

On March 23, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,083,333 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. During the three and six months ended June 30, 2022 no shares have been issued.

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

Commission costs for the six months ending June 30, 2022 and 2021, were $0 and $34,986, respectively. Commission costs for the three months ending June 30, 2022 and 2021, were $0 and $33,848, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, there were no accrued commissions outstanding.

NOTE 9 – CONCENTRATION RISKS

As of June 30, 2022, the Company’s concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

As of December 31, 2021, the Company’s receivables from merchant cash advances included $29,290 from one merchant, representing 78% of the Company’s merchant cash advances. The Company earned $14,949 and $4,287 of MCA income from two merchants, representing 45% and 13%, respectively, of the Company’s MCA income for the six months ended June 30, 2021.

For the three months ended June 30, 2022, the Company had purchase concentrations of 52%, 29% and 11% from three vendors. For the three months ended June 30, 2021, the Company had purchase concentrations of 88% from two vendors.

For the six months ended June 30, 2022, the Company had purchase concentrations of 31%, 22%, 17%, 11%, and 10% from five vendors. For the six months ended June 30, 2021, the Company had purchase concentrations of 88% from two vendors.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the year end, the Company has extended various loans (see notes 2 and 5) and issued 300,000 warrants to an employee (see note 6).

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

(a)	volatility or decline of First Foods’ stock price;
(b)	potential fluctuation of quarterly results;
(c)	include failure of First Foods to earn significant revenues or profits;
(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;
(e)	decline in demand for First Foods’ products and services;
(f)	rapid adverse changes in markets; due to, among other things, international conflicts, terrorism, environmental issues, world and national health issues, and inflation;
(g)	litigation with or legal claims and allegations by outside parties against First Foods, including but not limited to challenges to First Foods’ intellectual property rights;
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

Holy Cacao is a majority owned subsidiary that is dedicated to producing, packaging, distributing and selling specialty chocolate products, including specialty chocolate products infused with a hemp-based ingredient in accordance with the Company’s understanding of the Agricultural Act of 2014 (the “2014 Farm Bill”) and/or the Agriculture Improvement Act of 2018 (the “2018 Farm Bill,” and together with the 2014 Farm Bill, collectively, the “Farm Bill”), which renders the production of hemp in compliance with the provisions of the Farm Bill federally lawful. The Company has not been, is not, and has no current plans to be involved in producing, packaging, distributing or selling any product that is infused with a still illegal marijuana-based ingredient such as THQ, although it intends to revisit the matter if regulations change in jurisdictions in which it operates.

The Company is also dedicated to licensing its intellectual property (“IP”) including its name, brand, and packaging, to third parties. The Company may license its IP to third parties that may produce, package, and distribute hemp-based products pursuant with the Company’s understanding of the Farm Bill. The Company may license its IP to third parties that may produce, package, and distribute marijuana-based products, but only as such licensing is legal. Holy Cacao holds four trademarks for the brands, “The Edibles Cult”, “Purely Irresistible”, “Mystere” and “Southeast Edibles”.

The Company also has a contract with TIER Merchant Advances LLC (“TIER”) to participate in the purchase of future receivables from qualified TIER merchants.

The Company’s common stock is quoted on the OTCQB under “FIFG.”

The Company’s principal executive offices are located at First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014. Our telephone number is (201) 471-0988.

As of June 30, 2022, our cash balance was $22,214, which includes restricted cash of $5,900, and our current liabilities were $4,502,049.

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

Results of Operations for the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Total net sales decreased 74% or $183,635 during the three months ended June 30, 2022 compared to 2021, primarily due to the Company discontinuing its wholesaling division and phasing out the merchant cash advance division to focus and dedicate resources to the chocolate producing division of the Company.

Products Performance

The following table shows net sales by category for the three months ended June 30, 2022 and 2021:

	2022	Change	2021
Net sales by category:
Chocolate products	$63,877	-73%	$240,439
Merchant cash advances	29	-99%	7,102
Total net sales	$63,906	-74%	$247,541

Chocolate products

Chocolate products sales decreased during 2022 compared to 2021 due primarily to increased supply chain costs and a decrease in marketing and advertising.

Merchant cash advances

Merchant cash advances sales decreased during 2022 compared to 2021 due to the Company focusing upon and dedicating resources to the chocolate producing division of the Company.

Cost of Product Sales

Products cost of sales for the three months ended June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Cost of Product Sales:
Chocolate products	$37,993	$162,343

Cost of product sales

The decrease in cost of product sales in June 30, 2022 as compared to June 30, 2021 was due to a decrease in product sales.

Legal fees for the three months ended June 30, 2022 was $27,949 compared to $2,097 for the three months ended June 30, 2021. This increase in legal fees was due to increased legal rates and legal consultations for potential deals that were passed on.

General and administrative expenses for the three months ended June 30, 2022 was $335,493 compared to $446,423 for the three months ended June 30, 2021. The decrease in general and administrative expenses was primarily due to decreased costs associated with compensation expenses, and consulting and accounting fees.

Provision for merchant cash advances for the three months ended June 30, 2022 was $37,145 compared to $(6,840) for the three months ended June 30, 2021. The increase in provision for merchant cash advances was due to the Company updating its reserves to accurately reflect its current merchant cash advances positions.

Impairment of assets expense for the three months ended June 30, 2022 was $92,736. The company has not realized cash flows sufficient to overcome an asset impairment and is, therefore, estimating an impairment of 50% of its asset carrying value. There was no impairment expense for the three months ended June 30, 2021.

Results of Operations for the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Total net sales decreased 73% or $211,168 during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the Company discontinuing its wholesaling division and phasing out the merchant cash advance division to focus and dedicate resources to the chocolate producing division of the Company.

Products Performance

The following table shows net sales by category for the six months ended June 30, 2022 and 2021:

	2022	Change	2021
Net sales by category:
Chocolate products	$78,334	-69%	$256,464
Merchant cash advances	377	-99%	33,415
Total net sales	$78,711	-73%	$289,879

Chocolate products

Chocolate products sales decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due primarily to increased supply chain costs and a decrease in marketing and advertising.

Merchant cash advances

Merchant cash advances sales decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the Company focusing upon and dedicating resources to the chocolate producing division of the Company.

Cost of Product Sales

Products cost of sales for the six months ended June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Cost of Product Sales:
Chocolate products	$40,474	$166,084

Cost of product sales

The decrease in cost of product sales in June 30, 2022 as compared to June 30, 2021 was due to a decrease in product sales.

Legal fees for the six months ended June 30, 2022 was $29,098 compared to $3,096 for the six months ended June 30, 2021. This increase in legal fees was due to increased legal rates and legal consultations for potential deals that were passed on.

General and administrative expenses for the six months ended June 30, 2022 was $739,978 compared to $933,810 for the six months ended June 30, 2021. The decrease in general and administrative expenses was primarily due to decreased costs associated with compensation expenses, and consulting and accounting fees.

Provision for merchant cash advances for the six months ended June 30, 2022 was $36,799 compared to $(144,338) for the six months ended June 30, 2021. The increase in provision for merchant cash advances was due to the Company updating its reserves to accurately reflect its current merchant cash advances positions.

Impairment of assets expense for the six months ended June 30, 2022 was $92,736. The company has not realized cash flows sufficient to overcome an asset impairment and is, therefore, estimating an impairment of 50% of its asset carrying value. There was no impairment expense for the six months ended June 30, 2021.

Liquidity and Capital Resources

The following table presents our cash flows:

	Six Months Ended
	June 30,
	2022	2021
Net cash used in operating activities	$(237,313)	$(64,498)
Net cash used in investing activities	$-	$(877)
Net cash provided by financing activities	$248,000	$207,261

Operating Activities

Our primary uses of cash from our operating activities include payments for compensation and related costs and other general corporate expenditures.

Net cash used in operating activities increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to the net effect of a decrease in cash received from a decrease in revenues and cash paid for cost of revenues and operating expenses, changes in operating assets and liabilities, decrease in stock compensation, increase in accumulative catch up adjustment and impairment of assets, and change in merchant allowance.

Investing Activities

There was no investing activities for the six months ended June 30, 2022.

Financing Activities

Cash provided by financing activities consists of proceeds from issuance of debt.

Net cash provided by financing activities increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to a decrease in repayment of loans.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2022, the Company had approximately $1,364,000 in third-party short-term debt and approximately $3,100 in associated debt discount and approximately $708,000 in related-party short-term debt and $0 in associated debt discount that is due within the next twelve months. Management’s plan is to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Concentration Risks

As of June, 2022, the Company's concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

As of December 31, 2021, the Company’s receivables from merchant cash advances included $29,290 from one merchant, representing 78% of the Company’s merchant cash advances. The Company earned $14,949 and $4,287 of MCA income from two merchants, representing 45% and 13%, respectively, of the Company’s MCA income for the six months ended June 30, 2021.

For the three months ended June 30, 2022, the Company had purchase concentrations of 52%, 29% and 11% from three vendors. For the three months ended June 30, 2021, the Company had purchase concentrations of 88% from two vendors.

For the six months ended June 30, 2022, the Company had purchase concentrations of 31%, 22%, 17%, 11%, and 10% from five vendors. For the six months ended June 30, 2021, the Company had purchase concentrations of 88% from two vendors.

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

As of June 30, 2022, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2022, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 60,000 shares of the Company’s common stock during the six months ended June 30, 2022. All of these shares were exempt pursuant to Section 4(1) as they were issued privately without any advertising or finders/brokers fees paid to third parties.

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

By:	/s/ Harold Kestenbaum	Dated: August 22, 2022
Harold Kestenbaum,
Chairman of the Board and
Interim Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: August 22, 2022
Mark J. Keeley,
Chief Financial Officer

