Form 10-Q
period 2022-09-30
First Foods Group, Inc.
filed 2022-11-21
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2022

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

As of November 18, 2022, the number of shares outstanding of the registrant’s class of common stock was 27,058,338, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$1,478	$5,627
Restricted cash	5,900	5,900
Inventory, net of reserve $23,625 and $0, respectively	32,648	56,936
Merchant cash advances, net of allowance $168,734 and $131,703, respectively	6,053	37,541
Prepaid expenses and other current assets	79,094	89,888
TOTAL CURRENT ASSETS	125,173	195,892

Property and equipment, net	3,408	139,103
Operating lease right-of-use assets	125,468	177,062
TOTAL ASSETS	$254,049	$512,057
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,512,867	$1,074,216
Accounts payable and accrued liabilities - related parties	949,476	718,114
Put liability	29,421	29,421
Deferred revenue	49,579	81,953
Loans, net of unamortized debt discount $6,508 and $48,514, respectively	1,360,592	1,288,586
Related party loans, net of unamortized debt discount $0 and $19,304, respectively	686,063	471,009
Operating lease liabilities	77,577	69,078
TOTAL CURRENT LIABILITIES	4,665,575	3,732,377

Loans - long term	150,000	150,000
Related party loans – long term	100,000	0
Operating lease liabilities - long term	50,665	109,975
TOTAL LIABILITIES	4,966,240	3,992,352

Commitments (Note 8)

DEFICIT
FIRST FOODS GROUP, INC. DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 354,999 issued and outstanding, respectively ($118,235 liquidation preference)	355	355
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value, 100,000,000 shares authorized, 27,058,338 and 26,998,338 shares issued and outstanding, respectively	27,058	26,998
Additional paid-in capital	11,910,385	12,062,341
Accumulated deficit	(16,346,124)	(15,335,458)
Total First Foods Group, Inc. Deficit	(4,407,666)	(3,245,104)

Noncontrolling interests	(304,525)	(235,191)
TOTAL DEFICIT	(4,712,191)	(3,480,295)
TOTAL LIABILITIES AND DEFICIT	$254,049	$512,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUES
Product sales, net	$13,374	$55,678	$91,708	$312,142
Merchant cash advance income, net	811	4,371	1,188	37,786
Total Revenues	14,185	60,049	92,896	349,928

OPERATING EXPENSES
Cost of product sales	6,790	35,446	47,264	201,530
Legal fees	2,498	2,703	31,596	5,799
General and administrative	268,910	466,717	1,008,887	1,400,527
Provision for merchant cash advances	(3,493)	(7,916)	33,306	(152,254)
Impairment of assets	-	-	92,736	-
Total Operating Expenses	274,705	496,950	1,213,789	1,455,602

LOSS FROM OPERATIONS	(260,520)	(436,901)	(1,120,893)	(1,105,674)

OTHER INCOME (EXPENSE)
Other income	-	110,000	291,482	110,000
Loss on extinguishment of loans payable	-	-	-	(299,773)
Interest expense	(52,393)	(175,997)	(250,589)	(535,947)

Loss before income taxes	(312,913)	(502,898)	(1,080,000)	(1,831,394)

Provision for income taxes	-	-	-	-

NET LOSS	(312,913)	(502,898)	(1,080,000)	(1,831,394)

Non-controlling interest share of loss	18,196	34,848	69,334	71,904
Deemed dividends	-	(198,240)	-	(337,930)

Net loss attributed to shareholders of First Foods Group, Inc.	$(294,717)	$(666,290)	$(1,010,666)	$(2,097,420)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.01)	$(0.03)	$(0.04)	$(0.09)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS - BASIC AND DILUTED	27,058,338	25,493,726	27,050,426	24,104,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Deficit
(Unaudited)
	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group,	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	deficit

Balance at December 31, 2020	1,133,333	$1,133	22,367,179	$22,367	$10,515,601	$(12,954,696)	$(2,415,595)	$(142,780)	$(2,558,375)
Common stock issued for cash to a related party	-	-	249,999	250	49,750	-	50,000	-	50,000
Common stock issued to consultants for services	-	-	36,765	37	4,963	-	5,000	-	5,000
Common stock issued for related party loan	-	-	140,000	140	28,520	-	28,660	-	28,660
Common stock issued with loans payable	-	-	18,000	18	4,662	-	4,680	-	4,680
Stock based compensation	-	-	-	-	65,542	-	65,542	-	65,542
Warrants issued for director services	-	-	-	-	43,693	-	43,693	-	43,693
Net loss	-	-	-	-	-	(471,473)	(471,473)	(26,307)	(497,780)
Balance at March 31, 2021	1,133,333	1,133	22,811,943	22,812	10,712,731	(13,426,169)	(2,689,493)	(169,087)	(2,858,580)

Common stock issued for cash to a related party	-	-	249,999	250	49,750	-	50,000	-	50,000
Common stock issued to consultants for services - put liability	-	-	112,390	112	(112)	-	-	-	-
Common stock issued for related party loan	-	-	50,000	50	10,450	-	10,500	-	10,500
Common stock issued for conversion of loans payable	-	-	191,424	192	31,067	-	31,259	-	31,259
Common stock issued for conversion of loans payable - related party	-	-	2,000,000	2,000	458,000	-	460,000	-	460,000
Stock based compensation	-	-	-	-	74,253	-	74,253	-	74,253
Warrants issued for director services	-	-	-	-	44,179	-	44,179	-	44,179
Warrants issued for related party loan	-	-	-	-	20,200	-	20,200	-	20,200
Warrants issued for conversion of loan payable – related party	-	-	-	-	83,513	-	83,513	-	83,513
Net loss	-	-	-	-	-	(819,968)	(819,968)	(10,748)	(830,716)
Balance at June 30, 2021	1,133,333	$1,133	25,415,756	$25,416	$11,484,031	$(14,246,137)	$(2,735,557)	$(179,835)	$(2,915,392)

Common stock issued to consultants for services	-	-	34,091	34	4,398	-	4,432	-	4,432
Stock compensation consultant - Put liability	-	-	35,601	35	(35)	-	-	-	-
Common stock issued with loans payable	-	-	78,000	78	12,402	-	12,480	-	12,480
Preferred stock waived by director	(118,333)	(118)	-	-	-	-	(118)	-	(118)
Stock based compensation	-	-	-	-	54,610	-	54,610	-	54,610
Warrants issued for director services	-	-	-	-	3,398	-	3,398	-	3,398
Warrants issued for loan payable	-	-	-	-	47,597	-	47,597	-	47,597
Warrants issued for related party loan	-	-	-	-	15,340	-	15,340	-	15,340
Net loss	-	-	-	-	-	(468,049)	(468,049)	(34,848)	(502,897)
Balance at September 30, 2021	1,015,000	$1,015	25,563,448	$25,563	$11,621,741	$(14,714,186)	$(3,065,867)	$(214,683)	$(3,280,550)

Balance at December 31, 2021	1,015,000	$1,015	26,998,338	$26,998	$12,062,341	$(15,335,458)	$(3,245,104)	$(235,191)	$(3,480,295)
Common stock issued with loans payable	-	-	60,000	60	12,540	-	12,600	-	12,600
Stock based compensation	-	-	-	-	30,154	-	30,154	-	30,154
Warrants issued for consulting services	-	-	-	-	41,508	-	41,508	-	41,508
Warrants issued for loan payable	-	-	-	-	28,088	-	28,088	-	28,088
Net loss	-	-	-	-	-	(479,952)	(479,952)	(21,672)	(501,624)
Balance at March 31, 2022	1,015,000	1,015	27,058,338	27,058	12,174,631	(15,815,410)	(3,612,706)	(256,863)	(3,869,569)

Stock based compensation	-	-	-	-	11,480	-	11,480	-	11,480
Accumulated catch up adjustment	-	-	-	-	(291,482)	-	(291,482)	-	(291,482)
Net loss	-	-	-	-	-	(235,997)	(235,997)	(29,466)	(265,463)
Balance at June 30, 2022	1,015,000	$1,015	27,058,338	$27,058	$11,894,629	$(16,051,407)	$(4,128,705)	$(286,329)	$(4,415,034)

Stock based compensation	-	-	-	-	7,968	-	7,968	-	7,968
Warrants issued for loan payable	-	-	-	-	7,788	-	7,788	-	7,788
Net loss	-	-	-	-	-	(294,717)	(294,717)	(18,196)	(312,913)
Balance at September 30, 2022	1,015,000	$1,015	27,058,338	$27,058	$11,910,385	$(16,346,124)	$(4,407,666)	$(304,525)	$(4,712,191)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,080,000)	$(1,831,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee stock based compensation	-	9,431
Employee stock based compensation	91,110	285,675
Accumulative catch up adjustment	(291,482)	-
Loss on extinguishment of loans payable	-	299,773
Impairment of asset	92,736	-
Amortization of debt discount	109,786	382,726
Depreciation and amortization expense	53,615	43,205
Change in merchant allowance	37,031	(154,811)
Merchant cash advance direct write off	-	(1,312)
Non-cash lease expense	51,594	45,960
Put liability	-	29,421
Inventory reserve	23,625	-
Changes in operating assets and liabilities:
Inventory	663	(11,268)
Merchant cash advances	(5,543)	233,693
Prepaid expenses and other current assets	138	45,336
Operating lease liabilities	(50,811)	(44,794)
Accounts payable and accrued liabilities	438,651	315,752
Accounts payable and accrued liabilities – related party	231,362	163,698
Deferred revenue	(32,374)	(20,097)
Net cash used in operating activities	(329,899)	209,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(877)
Net cash used in investing activities	-	(877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock – related party	-	100,000
Proceeds from loans	30,000	200,101
Repayment of loans	-	(53,480)
Forgiveness of Preferred Series B stock	-	(118)
Proceeds from related party loans	295,750	112,500
Repayments of related party loans	-	(136,161)
Net cash provided by financing activities	325,750	222,842

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(4,149)	12,959
CASH AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	11,527	50,386
CASH AND RESTRICTED CASH AT END OF THE PERIOD	$7,378	$63,345

CASH AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
END OF THE PERIOD
Cash	$1,478	$33,924
Restricted Cash	5,900	29,421
	$7,378	$63,345
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$12,600	$17,160
Common stock issued with related party loans	$-	$39,160
Common stock issued for conversion of loan payable	$-	$250,000
Common stock issued for conversion of related party loans	$-	$25,000
Warrants issued with loans	$35,876	$47,597
Warrants issued with related party loans	$-	$35,540

CASH PAID FOR:
Interest	$8,452	$100,065
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 –BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND LIQUIDITY

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

Quarterly Reporting

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2022 and the results of operations and cash flows for the interim periods ended September 30, 2022 and 2021, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2022. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

Impairment of Long-Lived Assets

Long-lived assets are comprised of property and equipment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2022 and 2021, the Company impaired property and equipment for a total of $92,736 and $0, respectively.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2022, the Company had approximately $1,361,000 in third-party short-term debt and approximately $6,500 in associated debt discount and approximately $786,000 in related-party short-term debt and $0 in associated debt discount that is due within the next twelve months. Management’s plan is to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and, therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of September 30, 2022, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under the previous agreement.

As of September 30, 2022, the Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance as of September 30, 2022 and December 31, 2021 was $193,725 and $146,303, respectively.

Related Party Loans

				Associated equity instruments recorded as debt discount
		Original	New	Common	Fair Value of Common		Fair Value of
	Interest	Maturity	Maturity	Shares	Shares	Warrants	Warrants	September 30,	December 31,
	Rate	Date	Date***	issued	issued	issued	issued	2022	2021
1	12%*	4/17/22	10/31/23					$100,000	$100,000
2	0%*	4/24/22	12/31/22					179,813	179,813
3	12%*	4/16/22	12/31/22					150,000	150,000
During the nine months ended September 30, 2022				-	-	-	-
During the nine months ended September 30, 2021				130,000	26,500	200,000	35,540
4	0%*	9/15/22						500	500
5	0%*	5/30/22	12/31/22					348,750	60,000
6	0%*	Loans fully repaid in 2021					-	-	-
During the nine months ended September 30, 2022				-	-	-	-
During the nine months ended September 30, 2021				60,000	12,660	-	-
0%**		12/31/22						7,000	-
Unamortized debt discount								-	(19,304)
Total								$786,063	$471,009

* - unsecured note
** - secured by the full value of the Company

*** - During the nine months ended September 30, 2022 and 2021, the company extended the terms of the notes identified above. The extension of the term was accounted for as a modification to the original note. The company capitalized new costs of $0 and $59,360, for the period ended September 30, 2022 and 2021, respectively, as a result of the modifications.

During the nine months ended September 30, 2022 and 2021, the Company recorded $19,305 and $92,004 of interest expense related to the amortization of debt discount and $17,951 and $28,307 of regular interest, respectively.

During the three months ended September 30, 2022 and 2021, the Company recorded $0 and $34,534 of interest expense related to the amortization of debt discount and $6,049 and $6,049 of regular interest, respectively.

As of September 30, 2022 and December 31, 2021, accrued interest was $86,100 and $68,149, respectively.

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

Related Party Payables

As of September 30, 2022 and December 31, 2021, the Company owed a Director $245,751 and $150,822, respectively, for expenses incurred on behalf of the Company.

Director Agreements

The Company annually revisits the board of director agreements, which include quarterly compensation of $10,000 per director for the fiscal year. Three of the five board members currently are compensated under these terms, while the other two board members remain unpaid. As of September 30, 2022 and December 31, 2021, the Company has accrued $470,000 and $381,000, respectively, in relation to the director agreements which is included in Accounts payable and accrued liabilities – related parties on the unaudited condensed consolidated balance sheet.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Leasehold improvements	$33,000	$33,000
Equipment	201,024	201,024
Less: Accumulated depreciation, amortization and impairment	(230,616)	(94,921)
Total	$3,408	$139,103

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2022 and 2021, the Company impaired property and equipment for a total of $92,736 and $0, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Accounts Payable	$321,803	$221,206
Interest	345,887	209,311
Salaries	793,589	603,371
Other	51,588	40,328
Total third party payables	1,512,866	1,074,216
Related party payables, officers and director fees	949,476	718,114
Total payables	$2,462,343	$1,792,330

NOTE 5 – LOANS AND LONG-TERM LOANS

                                               Associated equity instruments recorded as debt discount

	Interest Rate	Original Maturity Date	New Maturity Date ****	Common Shares issued	Fair Value of Common Shares issued ($)	Warrants issued	Fair Value of Warrants issued ($)	September 30, 2022	December 31, 2021
1	12%*	4/16/2022	4/30/2023					$50,000	$50,000
During the nine months ended September 30, 2022				-	-	-	-
During the nine months ended September 30, 2021				-	-	50,000	7,675
2	12%*	4/22/2022	11/30/2022					18,000	18,000
During the nine months ended September 30, 2022				-	-	-	-
During the nine months ended September 30, 2021				36,000	7,560	-	-
3	12%*	6/30/2022	12/31/2022					250,000	250,000
During the nine months ended September 30, 2022				-	-	125,000	28,088
During the nine months ended September 30, 2021				-	-	250,000	37,125
4	12%*	4/16/2022	12/31/2022					410,000	410,000
5	12%*	4/16/2022	12/31/2022					140,000	140,000
6	12%*	4/30/2022	12/31/2022					200,000	200,000
7	12%*	7/31/2022	12/31/2022					60,000	60,000
During the nine months ended September 30, 2022				60,000	12,600	60,000	7,788
During the nine months ended September 30, 2021				60,000	9,600	-	-
8	12%*	7/29/2022	12/31/2022					96,000	96,000
9	3.75% **	6/25/2050						150,000	150,000
10	12.5%*	12/17/2022						3,600	3,600
11	0%*	9/19/2022	1/15/2023					16,500	16,500
During the nine months ended September 30, 2022				-	-	-	-
During the nine months ended September 30, 2021				-	-	16,500	2,802
12	0%*	4/16/2022	8/31/2022					50,000	50,000
13	0% ***	4/16/2022	12/31/2022					30,000	30,000
14	0%*	4/16/2022	12/31/2022					13,000	13,000
15	0% ***	5/30/2022	12/31/2022					30,000	-
Unamortized debt discount								(6,508)	(48,514)
Total								1,510,592	1,438,586
Less: short term loans, net								1,360,592	1,288,586
Total long-term loans, net								$150,000	$150,000

* - unsecured note

** - secured note and collateralized by all tangible and intangible personal property

*** - unsecured note and guaranteed by a Director of the Company

**** - During the nine months ended September 30, 2022 and 2021, the company extended the terms of the notes identified above, the extension of the term was accounted for as a modification to the original note. The company capitalized new costs of $48,476 and $64,757, for the period ended September 30, 2022 and 2021, respectively, as a result of the modifications. On August 1, 2022, the Company extended the terms of Note 7 above. In connection with this extension the Company issued a warrant to purchase 60,000 shares of common stock. The warrants are valued at $7,788 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

The Company has experienced a shortage of funding because cash outflows for business administration were higher than business revenue and financing expectations. As a result, loans payables of $50,000 due by August 31, 2022 remained unpaid as of September 30, 2022. The Company’s management has successfully loan extensions with the lender in prior periods and will continue to negotiate further extensions with the lender for future periods. The loan with the lender is presented as a current liability as of September 30, 2022.

In connection with the various debts issuances and extensions, the Company periodically, as applicable, records debt discount and amortizes it over the applicable life of the debt. During the three months ended September 30, 2022 and 2021, the Company recorded $4,392 and $94,641 of interest expense related to the amortization of debt discount and $38,553 and $39,852 of regular interest, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded $90,481 and $290,721 of interest expense related to the amortization of debt discount and $114,402 and $122,841 of regular interest, respectively. As of September 30, 2022 and December 31, 2021, accrued interest was $247,180 and $132,778, respectively.

As of September 30, 2022 and December 31, 2021, accrued interest associated with the economic injury disaster loan was $11,188 and $8,385, respectively.

During the nine months ended September 30, 2021, the Company converted $25,000 of loan payable in exchange for 191,424 shares of common stock. The fair value of the common stock shares issued was $31,260. In association with the conversion of the note to common stock, the company recognized a loss of $6,260.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Warrant Activity

Common Stock Warrants

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. In connection with the agreement one million (1,000,000) warrants were issued. The warrants are valued at $177,200 based on the Black Scholes Model. For the nine months ended September 30, 2022 and 2021, the Company recorded $0 and $87,872 as compensation expense related to the warrants, respectively. For the three months ended September 30, 2022 and 2021, the Company recorded $0 and $3,398 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock, if certain milestones are reached, at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. When the warrants were issued management had assessed the probability of certain milestones being met as probable and therefore the warrants were being straight-lined over the term of services and accelerated whenever a milestone is met. During the quarter ending June 30, 2022, management, upon further review, has determined that these milestones will probably not be met and has recorded an accumulative catch up adjustment of $291,482. For the nine months ended September 30, 2022 and 2021, the Company recorded $41,508 and $125,909 as compensation expense related to the warrants, respectively. For the three months ended September 30, 2022 and 2021, the Company recorded $0 and $42,431 as compensation expense related to the warrants, respectively. In July 2022, the term of the consulting agreement ended with no further milestones being completed. No further compensation will be recorded in association to these warrants.

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty-four thousand dollars ($84,000). As part of the agreement the Company will issue a warrant to the employee to purchase 300,000 shares a year, for a total of 900,000 shares of the Company’s common stock. The warrants have a term of three (3) years from date of issue and an exercise price equal to the closing market price of the Company’s common stock on August 4, of the corresponding year. The warrants issued on August 4, 2020, 2021 and 2022, are valued at $97,470, $46,050 and $22,740, respectively, based on the Black Scholes Model. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following nine months. For the nine months ended September 30, 2022 and 2021, the Company recorded $49,602 and $57,681 as compensation expense related to the warrants, respectively. For the three months ended September 30, 2022 and 2021, the Company recorded $7,968 and $9,346 as compensation expense related to the warrants, respectively.

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

On August 1, 2022, the Company extended the maturity date on one of its promissory notes (see Note 5). In association with this extension the company granted warrants for the right to purchase 60,000 shares of common stock at an exercise price of $0.14 a share. The warrants are valued at $7,788 based on the Black Scholes Model, are fully vested as of the issue date and have an exercise term of three (3) years. The Company recorded a debt discount and will amortize it over the life of the loan.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective period:

	2022	2021
Risk-free interest rate	0.22-3.16%	0.03-0.08%
Expected term of options, in years	3	3
Expected annual volatility	211.0-235.0%	228.0-247.7%
Expected dividend yield	-%	-%
Determined grant date fair value per option	$0.08 – 0.22	$0.14 – 0.22

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2020	4,899,750	$0.21
Granted	1,148,775	0.19
Exercised	-	-
Forfeited or cancelled	(343,750)	0.08
Outstanding, December 31, 2021	5,704,775	$0.22
Granted	785,000	0.14
Exercised	-	-
Forfeited or cancelled	(310,000)	0.25
Outstanding, September 30, 2022	6,179,775	$0.21

As of September 30, 2022, 4,029,775 warrants for common stock were exercisable and the intrinsic value of these warrants was $300 the weighted average remaining contractual life for warrants outstanding was 1.45 years and the remaining expense is $25,697 over the remaining amortization period which is 10 months.

As of September 30, 2021, 3,948,525 warrants for common stock were exercisable and the intrinsic value of these warrants was $34,346, the weighted average remaining contractual life for warrants outstanding was 2.17 years and the remaining expense is $129,138 over the remaining amortization period which is 1.89 years.

Preferred Stock Warrants

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2020	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2021	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2022	4,470,000	$0.68

As of September 30, 2022, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 5.62 years.

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

For the nine months ended September 30, 2022 and 2021, the Company incurred lease expense for its operating leases of $65,732 and $65,732, respectively, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2022 and 2021, the Company incurred lease expense for its operating leases of $21,910 and $21,910, respectively, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.58 years, with a weighted-average discount rate of 12.00%.

The Company had cash payments for operating leases of $64,948 and $64,566 for the nine months ended September 30, 2022 and 2021, respectively and $21,933 and $21,294 for the three months ended September 30, 2022 and 2021, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2022.

Maturity of Lease Liability
2022	$21,932
2023	89,487
2024	30,121
Total undiscounted operating lease payments	141,541
Less: Imputed interest	13,298
Present value of operating lease liabilities	$128,242

NOTE 8 – COMMITMENTS

On July 16, 2018, the Company entered into a consulting agreement with a service provider that contains the following terms:

•

A $6,000 per month advance of Holy Cacao equity distribution will be awarded every month Holy Cacao earns a net profit over a period of twenty-four (24) consecutive months following the initial product launch and production sale.

•

300,000 warrants for shares of the Company’s common stock will be awarded after each of two consecutive twelve (12) month periods in which Holy Cacao earns a net profit from gross annual product sales of at least $1M. Each of the two 300,000 warrant awards will vest equally over a twelve (12) month period. As of September 30, 2022, these targets have not been achieved and the Company has determined it is not probable of being met at this time, as such no compensation expense has been recorded.

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

On October 15, 2020, the Company entered into a chocolate sales agreement with a sales consultant. The consultant will receive a commission of the gross sales (net of returns) that were directly generated by the consultant to new customers. The consultant shall receive a sales commission of the gross sales (net of returns) directly generated by the consultant to such distributor and such distributor shall receive a commission of such gross sales (net of returns). Commissions shall be paid within 30 days of the end of the quarter in which they are deemed earned. No commissions are due and no commissions have been earned as of September 30, 2022. In addition, once the consultant has made $75,000 of gross sales (net of returns) he shall receive 75,000 shares of the Company’s common stock. This agreement shall continue for sixty months from the date of the agreement and will automatically extend for additional successive sixty-month terms unless written notice is delivered at least thirty days prior to the end of the current term.

On November 9, 2020, the Company entered into an agreement with a consultant. The consultant shall provide the following services: develop a marketing plan and act as a sales agent with respect to the wholesale of various products by the Company. As compensation for the services, the consultant shall receive a cash payment in an amount in excess of 9% of the profit margin. However, in the event the average closing price of the Company’s common stock on the common stock’s primary market over the final ten (10) trading days of any month is greater than or equal to $0.50, then the cash compensation for such month shall only be the amount of profit margin generated by the sales of the products in excess of 14% of gross sales and the amount of profit margin between 9% and 14% of gross sales shall completely belong to the Company. Prior to the payment date of each month, the consultant can elect to receive all or part of the cash compensation due for such month in the form of common stock by providing written notice of such election to the Company. The number of shares to be issued shall be calculated based upon a per share value equal to 80% of the valuation price. This agreement shall commence on the effective date and shall continue for a term of two (2) years. Prior to six months after the effective date this agreement may not be cancelled without cause. After six months this agreement may be sooner terminated by either party upon sixty days written notice. Commencing 120 days after the effective date, absent an effective registration statement by the Company covering the shares, the sales consultant may “Put” to the Company any vested shares at a price per share equal to the grant price at any time during the term. The Company shall maintain a separate account with funds to pay for the Put for as long as the Put is exercisable and the Put right shall be subject to the terms governing such account. As of September 30, 2022, the Company has recorded a Put liability of $29,421. The Consultant has agreed to lower the restricted cash amount for the Put to $5,900.

On November 9, 2020, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to three million (3,000,000) shares to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of various wholesale products generated by the sales consultant at the end of each month multiplied by a fixed percentage of nine percent (9%) divided by the last closing market price of the shares as of the effective date. In addition to the shares to be issued, the sales consultant shall be issued three million (3,000,000) warrants to purchase shares. One warrant shall be fully vested for every share issued. The exercise price of each warrant shall be equal to the grant price and each warrant shall be exercisable for thirty-six (36) months following the date of vesting. Until such time as the shares underlying the warrants are registered, the warrants may be exercised via a cashless exercise. As of September 30, 2022, there were 2,852,009 shares of common stock and 2,942,725 warrants remaining to be issued if certain performance thresholds are met.

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

On January 4, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,380,952 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. Additionally, if the sales consultant makes sales using salespeople who are not under contract with the Company, the Company will pay the consultant a cash commission at the end of each month equal to 5% of net sales over the term. During the three and nine months ended September 30, 2022 no shares have been issued.

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

On March 23, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,083,333 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. During the three and nine months ended September 30, 2022 no shares have been issued.

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

Commission costs for the nine months ending September 30, 2022 and 2021, were $1,090 and $43,863, respectively. Commission costs for the three months ending September 30, 2022 and 2021, were $1,090 and $8,877, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, there were no accrued commissions outstanding.

NOTE 9 – CONCENTRATION RISKS

As of September 30, 2022, the Company’s concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

As of December 31, 2021, the Company’s receivables from merchant cash advances included $29,290 from one merchant, representing 78% of the Company’s merchant cash advances. The Company earned $14,949 and $6,463 of MCA income from two merchants, representing 41% and 18%, respectively, of the Company’s MCA income for the nine months ended September 30, 2021.

For the three months ended September 30, 2022, the Company had no purchase concentration. For the three months ended September 30, 2021, the Company had purchase concentrations of 81% and 12% from two vendors.

For the nine months ended September 30, 2022, the Company had purchase concentrations of 22%, 17% and 12% from three vendors. For the nine months ended September 30, 2021, the Company had purchase concentrations of 60% and 21% from two vendors.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the year end, the Company has extended various loans (see notes 2 and 5).

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

As of September 30, 2022, our cash balance was $7,378, which includes restricted cash of $5,900, and our current liabilities were $4,746,099.

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

Results of Operations for the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Total net sales decreased 76% or $45,864 during the three months ended September 30, 2022 compared to 2021, primarily due to the Company dedicating resources to the chocolate producing division of the Company and less to the wholesaling division and merchant cash advance division.

Products Performance

The following table shows net sales by category for the three months ended September 30, 2022 and 2021:

	2022	Change	2021
Net sales by category:
Chocolate products	$13,374	-76%	$55,678
Merchant cash advances	811	-81%	4,371
Total net sales	$14,185	-76%	$60,049

Chocolate products

Chocolate products sales decreased during 2022 compared to 2021 due primarily to increased supply chain costs and a decrease in marketing and advertising.

Merchant cash advances

Merchant cash advances sales decreased during 2022 compared to 2021 due to the Company focusing upon and dedicating resources to the chocolate producing division of the Company.

Cost of Product Sales

Products cost of sales for the three months ended September 30, 2022 and 2021 were as follows:

	September 30, 2022	September 30, 2021
Cost of Product Sales:
Chocolate products	$6,790	$35,446

Cost of product sales

The decrease in cost of product sales in September 30, 2022 as compared to September 30, 2021 was due to a decrease in product sales.

General and administrative expenses for the three months ended September 30, 2022 was $268,910 compared to $466,717 for the three months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to decreased costs associated with compensation expenses, and consulting and accounting fees.

Provision for merchant cash advances for the three months ended September 30, 2022 was $(3,493) compared to $(7,916) for the three months ended September 30, 2021. The increase in provision for merchant cash advances was due to less recoveries of reserved MCAs in the current period that the prior period.

There were no impairment expense for the three months ended September 30, 2022 and 2021, respectively.

Results of Operations for the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Total net sales decreased 73% or $257,032 during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the Company dedicating resources to the chocolate producing division of the Company and less to the wholesaling division and merchant cash advance division.

Products Performance

The following table shows net sales by category for the nine months ended September 30, 2022 and 2021:

	2022	Change	2021
Net sales by category:
Chocolate products	$91,708	-71%	$312,142
Merchant cash advances	1,188	-97%	37,786
Total net sales	$92,896	-73%	$349,928

Chocolate products

Chocolate products sales decreased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due primarily to increased supply chain costs and a decrease in marketing and advertising.

Merchant cash advances

Merchant cash advances sales decreased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the Company focusing upon and dedicating resources to the chocolate producing division of the Company.

Cost of Product Sales

Products cost of sales for the nine months ended September 30, 2022 and 2021 were as follows:

	September 30, 2022	September 30, 2021
Cost of Product Sales:
Chocolate products	$47,264	$201,530

Cost of product sales

The decrease in cost of product sales in September 30, 2022 as compared to September 30, 2021 was due to a decrease in product sales.

Legal fees for the nine months ended September 30, 2022 was $31,596 compared to $5,799 for the nine months ended September 30, 2021. This increase in legal fees was due to increased legal rates and legal consultations for potential deals that were passed on.

General and administrative expenses for the nine months ended September 30, 2022 was $1,008,887 compared to $1,400,527 for the nine months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to decreased costs associated with compensation expenses, and consulting and accounting fees.

Provision for merchant cash advances for the nine months ended September 30, 2022 was $33,306 compared to $(152,254) for the nine months ended September 30, 2021. The increase in provision for merchant cash advances was due to the Company updating its reserves to accurately reflect its current merchant cash advances positions.

Impairment of assets expense for the nine months ended September 30, 2022 was $92,736. The company has not realized cash flows sufficient to overcome an asset impairment and is, therefore, estimating an impairment of 50% of its asset carrying value. There was no impairment expense for the nine months ended September 30, 2021.

Liquidity and Capital Resources

The following table presents our cash flows:

	Nine Months Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(329,899)	$(209,006)
Net cash used in investing activities	$-	$(877)
Net cash provided by financing activities	$325,750	$222,842

Operating Activities

Our primary uses of cash from our operating activities include payments for compensation and related costs and other general corporate expenditures.

Net cash used in operating activities increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to the net effect of a decrease in cash received from a decrease in revenues and cash paid for cost of revenues and operating expenses, changes in operating assets and liabilities, decrease in stock compensation, increase in accumulative catch up adjustment and impairment of assets, and change in merchant allowance.

Investing Activities

There was no investing activities for the nine months ended September 30, 2022.

Financing Activities

Cash provided by financing activities consists of proceeds from issuance of debt.

Net cash provided by financing activities increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to a decrease in repayment of loans.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2022, the Company had approximately $1,361,000 in third-party short-term debt and approximately $6,500 in associated debt discount and approximately $786,000 in related-party short-term debt and $0 in associated debt discount that is due within the next twelve months. Management’s plan is to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Concentration Risks

As of September 30, 2022, the Company's concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

As of December 31, 2021, the Company’s receivables from merchant cash advances included $29,290 from one merchant, representing 78% of the Company’s merchant cash advances. The Company earned $14,949 and $6,463 of MCA income from two merchants, representing 41% and 18%, respectively, of the Company’s MCA income for the nine months ended September 30, 2021.

For the three months ended September 30, 2022, the Company had no purchase concentration. For the three months ended September 30, 2021, the Company had purchase concentrations of 81% and 12% from two vendors.

For the nine months ended September 30, 2022, the Company had purchase concentrations of 22%, 17% and 12% from three vendors. For the nine months ended September 30, 2021, the Company had purchase concentrations of 60% and 21% from two vendors.

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

As of September 30, 2022, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2022, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 60,000 shares of the Company’s common stock during the nine months ended September 30, 2022. All of these shares were exempt pursuant to Section 4(1) as they were issued privately without any advertising or finders/brokers fees paid to third parties.

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

By:	/s/ Harold Kestenbaum	Dated: November 21, 2022
Harold Kestenbaum,
Chairman of the Board and
Interim Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: November 21, 2022
Mark J. Keeley,
Chief Financial Officer

