Form 10-K
period 2022-12-31
First Foods Group, Inc.
filed 2023-04-17
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,117,394 as of June 30, 2022 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported).

There were 27,058,338 shares of the registrant’s common stock outstanding as of April 14, 2023.

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

EMPLOYEES

The Company’s employees consist of, Mark J. Keeley, who is a director and our Chief Financial Officer, Moises Davidovits, who is the Company’s “Master Chocolatier”, and one production assistant who reports to Moises. Harold Kestenbaum is a director consultant serving in the role of interim Chief Executive Officer. Abraham Rosenblum is a director serving in the role of Secretary. Michael Kaplan is a director serving in the role of Chief Marketing Officer. These individuals, along with director Hershel Weiss, are responsible for overall Company operations, product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan. Additionally, our Master Chocolatier, runs the day-to-day manufacturing, packaging and distribution of the Company’s specialty hemp-based chocolate product line.

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

The Company has incurred net losses since inception and will likely continue to incur net losses while it builds its business and as such it may not achieve or maintain profitability. The Company’s limited operating history makes it difficult to evaluate its business and prospects, and there is no assurance that the business of the Company will grow or that it will become profitable. For the year ended December 31, 2022, the Company had a purchase concentration of 24%, 23%, 18% and 13% from four vendors. The concentration of the Company’s purchases creates a potential risk to future supply in the event that the Company is not able to obtain supplies from other vendors.

We have limited cash on hand which creates substantial doubt about our ability to continue as a going concern.

In their reports for the years ended December 31, 2022 and 2021, our auditors have expressed that substantial doubt exists about our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the twelve months following the audit report. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future. As a result, we will need to generate significant revenues or otherwise raise funds in order to achieve and maintain profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Over the last few years, federal and state regulatory and other policymaking entities have taken an increased interest in marketplace and online lending, including online small business lending. For example, in July 2015, the U.S. Department of the Treasury issued a public request for information regarding expanding access to credit through online marketplace lending. Activity in various states has also increased, including in the states of California and New York. In December 2015, the California Department of Business Oversight announced an inquiry into the marketplace lending industry and requested information from fourteen marketplace and online lenders. The New York Department of Financial Services opened a formal investigation of marketplace and online lending in March 2019. In May 2019, the Federal Trade Commission held a forum, “Strictly Business,” that explored small business lending practices, regulations, and policies. The forum consisted of three panels: (1) Overview of the Small Business Financing Marketplace, (2) Case Study on Merchant Cash Advances, and (3) Consumer Protection Risks and the Path Ahead. These initiatives were presented as information gathering projects to assist federal and state officials in better understanding, among other things, the methods, role and impact of online and marketplace lending on credit markets. These initiatives either have resulted, or are expected to result, in policy recommendations that could impact merchant cash advance business practices and operations, if the recommendations result in new laws or regulations. As of December 31, 2022, the above federal and state initiatives have not resulted in formal regulation that could foreclose the future of merchant cash advances as a viable financial product. However, the aforementioned regulatory authorities have continued to respond to complaints that provide a glimpse into what merchant cash advance companies should expect in a regulated future for the industry. In particular, authorities consistently warn against the recharacterization of merchant cash advances as loans, which provides significant guidance for not only the drafting of MCA agreements, but also the underwriting and marketing of MCA. Also, if a federal or state regulatory authority were to enact legislation requiring licensure by commercial lenders or imposing certain applicable rate caps or other provisions inconsistent with current merchant cash advance business practices and alternative solutions were not available, we could be required to reevaluate our participation in merchant cash advances. We expect these and other types of legislative and regulatory activities to continue in the future as marketplace and online lending grow and become the subject of greater public interest. For example, with the prospect of easing regulatory burdens at the federal level under the current administration, some states have indicated their intention to take more aggressive regulatory action. We cannot predict the outcome of these or other comparable future activities, when or whether they will lead to new laws, regulations or other actions or what they might be. However, the impact and cost of any possible future changes to laws or regulations could be substantial and could also require us to change our business practices and operations in a manner that adversely impacts our business. Changes in laws or regulations, including recent changes under the Tax Cuts and Jobs Act of 2017 (and any related Treasury regulations, rules or interpretations, if and when issued), or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we currently conduct business or make it more difficult or costly for us to participate in merchant cash advances. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits and damage to the merchant cash advance industry, which could have a material adverse effect on our business and financial condition. A proceeding relating to one or more allegations or findings of our merchant cash advance provider’s violation of such laws could impair the ability to collect payments on advances or to participate in additional advances.

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

In December 2019, a novel strain of coronavirus surfaced (COVID-19). The spread of COVID-19 around the world through 2021 caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company’s financial position, operations and cash flows as of December 31, 2022 have been adversely affected, and may be further affected in the future, by the ongoing outbreak of COVID-19 which in 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be materially affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company. As of December 31, 2022 and through the filing date of the audited consolidated financial statements, the Company has continued to collect receivables from its cash advances but has experienced payment delinquencies. The Company has taken a reserve allowance on its MCA’s. As of December 31, 2022, the Company’s Holy Cacao operations have experienced no disruption in customers and revenue, labor workforce, availability of products and supplies used in operations, and the value of assets held by the Company, including inventories.

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

The closing sales price of the Company’s common stock on April 14, 2023 was $0.065 per share.

Holders

As of the date of this report there were approximately 50 support holders of record of Company common stock. This does not include an indeterminate number of additional persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends on our common stock during the years ended December 31, 2022 and 2021.

Transfer Agent and Registrar

The transfer agent and registrar for First Foods’ common stock is Manhattan Transfer Registrar Co., 38B Sheep Pasture Rd. Port Jefferson, NY 11777, telephone 631-928-7655.

Authorization of Our Securities

On October 25, 2017, and as amended on November 2, 2018, the Board of Directors of the Company designated 100,000,000 authorized common shares and 20,000,000 authorized preferred shares to have preferences and terms as shall be determined by the Board of Directors from time to time. The preferred shares were authorized into three series: Series A Convertible Preferred Shares was designated with one share, of which one share is issued and outstanding; Series B Convertible Preferred Shares was designated with 4,999,999 shares, of which 354,999 shares are issued and outstanding; and Series C Convertible Preferred Shares was designated with 3,000,000 shares, of which 660,000 shares are issued and outstanding.

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

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the years ended December 31, 2022 and 2021.

Unregistered Sales of Securities

The Company issued warrants to purchase up to 785,000 and 1,148,775 shares of the Company’s common stock during the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, our cash balance was $6,425, which includes restricted cash of $5,900, and our current liabilities were $5,039,896.

Results of Operations

Results of Operations for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

Fiscal 2022 Highlights

Total net sales decreased 77% or $277,962 during 2022 compared to 2021, driven by a lesser degree of demand in our wholesale and Chocolate Products.

Products Performance
The following table shows net sales by category for 2022 and 2021:

	2022	Change	2021
Net sales by category:
Chocolate products	$82,844	-74%	$323,084
Merchant cash advances	1,951	-95%	39,673
Total net sales	$84,795	-77%	$362,757

Chocolate products

Chocolate products net sales decreased during 2022 compared to 2021 due primarily to the saturation of the CBD market.

Merchant cash advances

Merchant cash advances net sales decreased during 2022 compared to 2021 due to the Company focusing upon and dedicating resources to the chocolate producing division of the Company.

Cost of Product Sales

Products cost of sales for 2022 and 2021 were as follows:

	2022	2021
Cost of Product Sales:
Chocolate products	79,537	233,247
Total Cost of Product Sales:	$79,537	$233,247

Cost of product sales

The decrease in cost of product sales in 2022 as compared to 2021 was due to a decrease in product sales.

Legal fees for the year ended December 31, 2022 was $34,087 compared to $35,019 for the year ended December 31, 2021, representing a de minimis change.

General and administrative expenses for the year ended December 31, 2022 was $969,263 compared to $1,702,035 for the year ended December 31, 2021. The decrease in general and administrative expenses was primarily due to decreased costs associated with compensation expenses, and advertising and promotion.

Provision for merchant cash advances for the year ended December 31, 2022 was $33,239 compared to $(154,303) for the year ended December 31, 2021. The increase in provision for merchant cash advances was due to the Company updating its reserves to accurately reflect its current merchant cash advances positions.

Impairment of assets expense for the year ended December 31, 2022 was $244,941 compared to $46,368 for the year ended December 31, 2021. The company has not realized cash flows sufficient to overcome an asset impairment and is, therefore, estimating an impairment of 100% of its asset carrying value.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $421,052 for the year ended December 31, 2022 and $333,692 for the year ended December 31, 2021. This resulted in a working capital deficit of $5,010,000 at December 31, 2022 and $3,536,485 at December 31, 2021. This decrease in working capital was due primarily to an increase in accounts payable and accrued expenses, an increase in loans and an impairment of assets.

Net cash used in investing activities amounted to $0 for the year ended December 31, 2022 and $877 for the year ended December 31, 2021.

Net cash provided by financing activities amounted to $415,950 for the year ended December 31, 2022 and $295,710 for the year ended December 31, 2021. This was primarily due to an increase in related party loans and a decrease in repayment of loans.

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

As of December 31, 2022, the Company's concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

As of December 31, 2021, the Company’s receivables from merchant cash advances included $29,290 from one merchant, representing 78% of the Company’s merchant cash advances. The Company earned $22,368 of MCA income from one merchant, representing 56% of the Company’s MCA income for the twelve months ended December 31, 2021.

As of December 31, 2022 and 2021, there was no accounts payable concentration other than amounts owed to related parties which both makes up 70% of the balance, respectively.

There was no sales concentration for the year ended December 31, 2022. However, for the year ended December 31, 2021, the Company had sales concentrations of 17%, 15% and 15% from three customers.

For the year ended December 31, 2022, the Company had purchase concentrations of 24%, 23%, 18% and 13% from four vendors.

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

The Company does not have sufficient cash flow for the next twelve months from the issuance of these audited consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary, if the Company is unable to continue as a going concern. These reasons raise substantial doubt that the Company can continue as a going concern.

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

CONSOLIDATED FINANCIAL STATEMENTS – TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First Foods Group, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Foods Group, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2022, the related consolidated statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes and schedules (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2023.

New York, NY

April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First Foods Group Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Foods Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We served as the Company’s auditor from 2017 to 2022.

Marlton, New Jersey April 14, 2022

First Foods Group, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$525	$5,627
Restricted cash	5,900	5,900
Inventory, net	106	56,936
Merchant cash advances, net of allowance $163,842 and $131,703, respectively	-	37,541
Prepaid expenses and other current assets	23,365	89,888
TOTAL CURRENT ASSETS	29,896	195,892

Security Deposit	24,060	-
Property and equipment, net	-	139,103
Operating lease right-of-use assets	-	177,062
TOTAL ASSETS	$53,956	$512,057

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$760,801	$1,074,216
Accrued compensation and accrued liabilities - related parties	1,869,131	718,114
Put liability	29,421	29,421
Deferred revenue	61,133	81,953
Loans, net of unamortized debt discount	1,368,505	1,288,586
Related party loans, net of unamortized debt discount	870,313	471,009
Operating lease liabilities	80,592	69,078
TOTAL CURRENT LIABILITIES	5,039,896	3,732,377

Loans - long term	150,000	150,000
Operating lease liabilities - long term	29,383	109,975
TOTAL LIABILITIES	5,219,279	3,992,352

Commitments

FIRST FOODS GROUP, INC. STOCKHOLDERS’ DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 354,999 issued and outstanding, ($118,235 liquidation preference)	355	355
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value, 100,000,000 shares authorized, 27,058,338 and 26,998,338 shares issued and outstanding, respectively	27,058	26,998
Additional paid-in capital	11,916,116	12,062,341
Accumulated Stockholders’ deficit	(16,768,055)	(15,335,458)
Total First Foods Group, Inc. Stockholders’ Deficit	(4,823,866)	(3,245,104)

Noncontrolling interests	(341,457)	(235,191)
Total Stockholders’ deficit	(5,165,323)	(3,480,295)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53,956	$512,057

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021

REVENUES
Product sales, net	$82,844	$323,084
Merchant cash advance income, net	1,951	39,673
Total Revenues	84,795	362,757

OPERATING EXPENSES
Cost of product sales	79,537	233,247
Legal fees	34,087	35,019
General and administrative	969,263	1,702,035
Provision for merchant cash advances	33,239	(154,303)
Impairment of assets	244,941	46,368
Total Operating Expenses	1,316,225	1,862,366

LOSS FROM OPERATIONS	(1,276,272)	(1,499,609)

OTHER INCOME (EXPENSE)
Other income	38,137	110,000
Loss on extinguishment of loans payable	-	(412,509)
Interest expense	(300,728)	(671,055)

Loss before income taxes	(1,538,863)	(2,473,173)

Provision for income taxes	-	-

NET LOSS	(1,538,863)	(2,473,173)

Non-controlling interest share of loss	106,266	92,411
Deemed dividends	(263,430)	(337,930)

Net loss attributed to shareholders of First Foods Group, Inc.	$(1,696,027)	$(2,718,692)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.06)	$(0.11)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS - BASIC AND DILUTED	27,050,426	24,717,458

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional paid-in	Accumulated Stockholders’	Total First Foods Group, Inc. Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit	interests	deficit

Balance at December 31, 2020	1,133,333	$1,133	22,367,179	$22,367	$10,515,601	$(12,954,696)	$(2,415,595)	$(142,780)	$(2,558,375)

Common stock issued for cash to a related party	-	-	499,998	500	99,500	-	100,000	-	100,000
Stock compensation consultant - Put liability	-	-	147,991	147	(147)	-	-	-	-
Common stock issued to consultants for services	-	-	70,856	72	9,361	-	9,432	-	9,432
Common stock issued for related party loan	-	-	190,000	190	38,970	-	39,160	-	39,160
Common stock issued with loans payable	-	-	114,000	114	19,746	-	19,860	-	19,860
Common stock issued for conversion of loans payable	-	-	1,608,314	1,608	342,388	-	343,997	-	343,997
Common stock issued for conversion of loans payable - related party	-	-	2,000,000	2,000	458,000	-	460,000	-	460,000
Preferred stock waived by director	(118,333)	(118)	-	-	-	-	(118)	-	(118)
Stock based compensation	-	-	-	-	236,835	-	236,835	-	236,835
Warrants issued for director services	-	-	-	-	91,270	-	91,270	-	91,270
Warrants issued for related party loan	-	-	-	-	67,940	-	67,940	-	67,940
Warrants issued for conversion of loan payable	-	-	-	-	83,513	-	83,513	-	83,513
Warrants issued for loan payable	-	-	-	-	47,597	-	47,597	-	47,597
Modification of warrants	-	-	-	-	51,767	-	51,767	-	51,767
Net loss	-	-	-	-	-	(2,380,762)	(2,380,762)	(92,411)	(2,473,173)
Balance at December 31, 2021	1,015,000	$1,015	26,998,338	$26,998	$12,062,341	$(15,335,458)	$3,245,104	$(235,191)	$(3,480,295)

Common stock issued with loans payable	-	-	60,000	60	12,540	-	12,600	-	12,600
Stock based compensation	-	-	-	-	55,333	-	55,333	-	55,333
Warrants issued for consulting services	-	-	-	-	41,508	-	41,508	-	41,508
Warrants issued for loan payable	-	-	-	-	35,876	-	35,876	-	35,876
Accumulated catch up adjustment	-	-	-	-	(291,482)	-	(291,482)	-	(291,482)
Net loss	-	-	-	-	-	(1,432,597)	(1,432,597)	(106,266)	(1,538,863)
Balance at December 31, 2022	1,015,000	$1,015	27,058,338	$27,058	$11,916,116	$(16,768,055)	$(4,823,866)	$(341,457)	$(5,165,323)

The accompanying notes are an integral part of these consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,538,863)	$(2,473,173)
Adjustments to reconcile net loss to net provided by (cash used) in operating activities:
Non-employee stock based compensation	-	9,432
Employee stock based compensation	96,841	328,106
Accumulative catch up adjustment	(291,482)	-
Loss on extinguishment of loans payable	-	412,509
Impairment of assets	244,941	46,368
Amortization of debt discount	111,749	463,751
Depreciation and amortization expense	57,707	57,844
Change in merchant allowance	32,140	(159,677)
Merchant cash advance direct write off	-	5,374
Non-cash lease expense	69,839	62,185
Put liability	-	29,421
Forgiveness of preferred series B stock	-	(118)
Inventory reserve	38,190	-
Changes in operating assets and liabilities:
Inventory	4,076	(10,696)
Merchant cash advances	5,401	237,841
Prepaid expenses and other current assets	705	58,917
Operating lease liabilities	(69,078)	(60,403)
Accounts payable and accrued liabilities	(313,415)	429,124
Accrued compensation and accrued liabilities - related party	1,151,017	252,608
Deferred revenue	(20,820)	(23,105)
Net cash provided by (used in) operating activities	421,052	(333,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(877)
Net cash used in investing activities	-	(877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related party	-	100,000
Proceeds from loans	35,950	213,101
Repayment of loans	-	(53,480)
Proceeds from related party loans	380,000	172,500
Repayments of related party loans	-	(136,411)
Net cash provided by financing activities	415,590	295,710

NET DECREASE IN CASH AND RESTRICTED CASH	(5,102)	(38,859)
CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	11,527	50,386
CASH AND RESTRICTED CASH AT END OF YEAR	$6,425	$11,527

CASH AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
END OF YEAR
Cash	525	5,627
Restricted Cash	5,900	5,900
	$6,425	$11,527
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$12,600	$19,860
Common stock issued with related party loans	$-	$39,160
Common stock issued for conversion of loans payable	$-	$225,000
Common stock issued for conversion of related party loans	$-	$250,000
Warrants issued with loans	$35,876	$99,364
Warrants issued with related party loans	$-	$67,940

CASH PAID FOR:
Interest	$12,025	$111,351
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND GOING CONCERN

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

Correction of Immaterial Misstatement

During the year ended December 31, 2022, the Company became aware of an adjustment to correct an error in our previously issued financial statements regarding the recognition of revenue and deferred revenue in the amount of $16,137. As of December 31, 2021, the Company overstated deferred revenue in the amount of $16,137 and for the period ended December 31, 2021, the Company understated product sales, net in the amount of $16,137. The Company recorded an out of period adjustment for the year ended December 31, 2022 in the amount of $16,137 to other income in the Company’s consolidated statements of operations.

Based on an analysis of ASC 250 “Accounting Changes and Error Corrections”, Staff Accounting Bulletin 99 “Materiality” and Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, the Company has determined that these errors were immaterial to the previously issued consolidated financial statements for the year ended December 31, 2021 and are immaterial to the year ended December 31, 2022.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of December 31, 2022, the Company had approximately $1,369,000 in third-party short-term debt and approximately $4,500 in associated debt discount and approximately $870,000 in related-party short-term debt and $0 in associated debt discount that is due within the next twelve months. Management’s plan is to continue to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The Company does not have sufficient cash flow for the next twelve months from the date of this report. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These reasons raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At December 31, 2022 and 2021, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Restricted Cash

As of December 31, 2022 restricted cash included $5,900, which was restricted pursuant to the requirements in the sales consultant agreement entered into November 2020.

Merchant Cash Advances

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At December 31, 2022, the Company reserved an amount equal to 100% of the outstanding merchant cash advance balance at period end based on the potential impact of COVID 19.

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

The following table shows net sales by category for 2022 and 2021:

	2022	Change	2021
Net sales by category:
Chocolate products	$82,844	-74%	$323,084
Merchant cash advances	1,951	-95%	39,673
Total net sales	$84,795	-77%	$362,757

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the term of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2022, the Company had no allowance for doubtful accounts.

Inventory

Inventory, consisting of raw materials, work in process and products available for sale, are accounted for using the first-in, first-out method, and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns. The Company has an allowance for inventory reserves.

Inventory consisted of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Raw Materials	$24,249	$40,080
Work in Process	11,948	8,965
Finished Goods	2,099	7,891
Inventory Allowance	(38,190)	-
Total	$106	$56,936

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations and stockholders’ deficit in the period realized.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Property – Leasehold improvements	4 years
Equipment	5 years

Impairment of Assets

The Company evaluates its assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2022 and 2021, the Company impaired property and equipment, ROU asset and other assets for a total of $244,941 and $46,368, respectively.

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

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the years ended December 31, 2022 and 2021, were approximately $66,000 and $89,000, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of December 31, 2022 and 2021 because their effect would be antidilutive.

The Company had 5,429,775 and 5,704,775 warrants to purchase common stock outstanding at December 31, 2022 and 2021, respectively. The Company had 4,470,000 warrants to purchase Series B preferred stock outstanding at December 31, 2022 and 2021. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock outstanding at December 31, 2022 and 2021. Additionally, the Company has 354,999 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 1,774,995 and 660,000 shares of common stock, respectively, at December 31, 2022 and 2021, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs for the years ended December 31, 2022 and 2021, were approximately $46,000 and $112,000, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

The following table summarizes the results of operations for Holy Cacao for the period:

	For The Year Ended
	December 31,
	2022	2021
Revenue	$82,844	$323,084
Cost of Goods Sold	(79,537)	(233,247)
Operating Expense	(488,808)	(705,216)
Impairment of Assets	(244,941)	(46,368)
Loss from Operations	$(730,442)	$(661,747)

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-04 as of January 1, 2022, there was no material impact on its consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. As of December 31, 2022 and 2021, the Company has accrued $829,167 and $579,167, respectively, in relation to the employment agreements and $27,828 and $24,203, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of December 31, 2022, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

As of December 31, 2022, the Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance as of December 31, 2022 and 2021 was $209,618 and $146,303, respectively.

Related Party Loans

				Associated equity instruments recorded as debt discount
		Original	New	Common	Fair Value of Common		Fair Value of
	Interest	Maturity	Maturity	Shares	Shares	Warrants	Warrants	December 31,	December 31,
	Rate	Date	Date**	issued	issued	issued	issued	2022	2021
1	12%*	4/17/22	10/31/23					$100,000	$100,000
2	0%*	4/24/22	7/15/23					179,813	179,813
3	12%*	4/16/22	7/31/23					150,000	150,000
During the year ended December 31, 2022				-	-	-	-
During the year ended December 31, 2021				130,000	26,500	200,000	35,540
4	0%*	9/15/22						500	500
5	0%*	5/30/22	12/31/23					433,000	60,000
6	0%*	Loans fully repaid in 2021					-	-	-
During the year ended December 31, 2022				-	-	-	-
During the year ended December 31, 2021				60,000	12,660	-	-
7	0%*	8/24/22	12/31/22					7,000	-
Unamortized debt discount								-	(19,304)
Total								$870,313	$471,009

* - unsecured note

** - During the years ended December 31, 2022 and 2021, the company extended the terms of the notes identified above. The extension of the term was accounted for as a modification to the original note. The company capitalized new costs of $0 and $74,700, for the years ended December 31, 2022 and 2021, respectively, as a result of the modifications.

During the years ended December 31, 2022 and 2021, the Company recorded $19,304 and $106,741 of interest expense related to the amortization of debt discount and $24,000 and $34,356 of regular interest, respectively.

As of December 31, 2022 and 2021, accrued interest was $92,149 and $68,149, respectively.

During the year ended December 31, 2021, the Company converted $250,000 of loan payable in exchange for 2,000,000 shares of common stock and warrants for the right to purchase 375,000 shares of common stock. The aggregate fair value of the common stock shares issued and for the granted warrants was $543,513. The Company recorded a loss on extinguishment of loans payable of $293,513.

Related Party Payables

As of December 31, 2022, the Company owes a Director $262,518 for expenses incurred on behalf of the company.

All of the above and below transactions were approved by disinterested directors.

Director Agreements

The Company annually revisits the board of director agreements, which include quarterly compensation of $10,000 per director for the fiscal year. Three of the five board members currently are compensated under these terms, while the other two board members remain unpaid. As of December 31, 2022 and December 31, 2021, the Company has accrued $500,000 and $381,000, respectively, in relation to the director agreements which is included in Accounts payable and accrued liabilities – related parties on the consolidated balance sheet.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2022	December 31, 2021
Leasehold improvements	$40,000	$40,000
Equipment	240,392	240,392
Less: Accumulated depreciation and amortization	(141,289)	(94,921)
Less: Impairment	(139,103)	(46,368)
Total	$-	$139,103

NOTE 4 – ACCOUNTS PAYABLE, RELATED PARTY PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Accounts Payable	$322,547	$221,206
Interest	391,160	209,311
Salaries	-	603,371
Other	47,094	40,328
Total third party payables	760,801	1,074,216
Related party payables, accrued salaries, officers and director fees	1,869,131	718,114
Total payables	$2,629,932	$1,792,330

NOTE 5 – LOANS AND LONG-TERM LOANS

	Interest Rate	Original Maturity Date	New Maturity Date ****	Common Shares issued	Fair Value of Common Shares issued ($)	Warrants issued	Fair Value of Warrants issued ($)	December 31, 2022	December 31, 2021
1	12%*	4/16/2022	4/30/2023					$50,000	$50,000
During the year ended December 31, 2022				-	-	-	-
During the year ended December 31, 2021				-	-	50,000	7,675
2	12%*	4/22/2022	12/31/2023					18,000	18,000
During the year ended December 31, 2022				-	-	-	-
During the year ended December 31, 2021				36,000	7,560	-	-
3	12%*	6/30/2022	12/31/2023					250,000	250,000
During the year ended December 31, 2022				-	-	125,000	28,088
During the year ended December 31, 2021				-	-	250,000	37,125
4	12%*	4/16/2022	12/31/2023					410,000	410,000
5	12%*	4/16/2022	12/31/2023					140,000	140,000
6	12%*	4/30/2022	12/31/2023					200,000	200,000
7	12%*	7/31/2022	12/31/2023					60,000	60,000
During the year ended December 31, 2022				60,000	12,600	60,000	7,788
During the year ended December 31, 2021				60,000	9,600	-	-
8	12%*	7/29/2022	12/31/2023					96,000	96,000
9	3.75% **	6/25/2050						150,000	150,000
10	12.5%*	12/17/2022						3,600	3,600
11	0%*	9/19/2022	7/1/2023					16,500	16,500
During the year ended December 31, 2022				-	-	-	-
During the year ended December 31, 2021				-	-	16,500	2,802
12	0%*	4/16/2022	12/31/2023					50,000	50,000
13	0% ***	4/16/2022	7/15/2023					30,000	30,000
14	0%*	4/16/2022	12/31/2023					13,000	13,000
15	0% ***	5/30/2022	12/31/2023					30,000	-
16	0%	11/30/2022	12/31/2023					5,950	-
Unamortized debt discount								(4,545)	(48,514)
Total								1,518,505	1,438,586
Less: short term loans, net								1,368,505	1,288,586
Total long-term loans, net								$150,000	$150,000

* - unsecured note

** - secured note and collateralized by all tangible and intangible personal property

*** - unsecured note and guaranteed by a Director of the Company

**** - During the years ended December 31, 2022 and 2021, the company extended the terms of the notes identified above, the extension of the term was accounted for as a modification to the original note. The company capitalized new costs of $48,476 and $67,762, for the years ended December 31, 2022 and 2021, respectively, as a result of the modifications.

During the years ended December 31, 2022 and 2021, the Company recorded $92,444 and $357,010 of interest expense related to the amortization of debt discount and $152,955 and $168,397 of regular interest, respectively. As of December 31, 2022 and 2021, accrued interest was $285,733 and $132,778, respectively.

As of December 31, 2022 and 2021, accrued interest associated with the economic injury disaster loan was $13,278 and $8,385, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Warrant Activity

Common Stock Warrants

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. In connection with the agreement one million (1,000,000) warrants were issued. The warrants are valued at $177,200 based on the Black Scholes Model. For the years ended December 31, 2022 and 2021, the Company recorded $0 and $91,270 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock, if certain milestones are reached, at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. When the warrants were issued management had assessed the probability of certain milestones being met as probable and therefore the warrants were being straight-lined over the term of services and accelerated whenever a milestone is met. During the quarter ending June 30, 2022, management, upon further review, has determined that these milestones will probably not be met and has recorded an accumulative catch up adjustment of $291,482. For the year ended December 31, 2022 and 2021, the Company recorded $41,508 and $168,340 as compensation expense related to the warrants, respectively. In July 2022, the term of the consulting agreement ended with no further milestones being completed. No further compensation will be recorded in association to these warrants.

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty-four thousand dollars ($84,000). As part of the agreement the Company will issue a warrant to the employee to purchase 300,000 shares a year, for a total of 900,000 shares of the Company’s common stock. The warrants have a term of three (3) years from date of issue and an exercise price equal to the closing market price of the Company’s common stock on August 4, of the corresponding year. The warrants issued on August 4, 2020, 2021 and 2022, are valued at $97,470, $46,050 and $22,740, respectively, based on the Black Scholes Model. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following nine months. For the years ended December 31, 2022 and 2021, the Company recorded $55,333 and $57,681 as compensation expense related to the warrants, respectively.

As a result of August 4, 2022 issuance, the price protection clause on the director’s warrants issued on December 31, 2019 and on the consultant’s warrant issued on July 31, 2020 and August 4, 2020, were triggered resulting in the warrants being reset to an exercise price of $0.40 and $0.08, respectively. As a result of the modification of the exercise price of these warrants, the Company recognized an incremental value of $263,430, which was recorded as a deemed dividend on the consolidated statement of operations.

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

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years:

	2022	2021
Risk-free interest rate	0.22-3.16%	0.03-0.08%
Expected term of options, in years	3	3
Expected annual volatility	211.0-235.0%	228.0-247.7%
Expected dividend yield	-%	-%
Determined grant date fair value per option	$0.08 – 0.22	$0.14 – 0.22

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2020	4,899,750	$0.21
Granted	1,148,775	0.19
Exercised	-	-
Forfeited or cancelled	(343,750)	0.08
Outstanding, December 31, 2021	5,704,775	$0.22
Granted	785,000	0.14
Exercised	-	-
Forfeited or cancelled	(1,060,000)	0.31
Outstanding, December 31, 2022	5,429,775	$0.19

As of December 31, 2022, 3,354,775 warrants for common stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 1.39 years and the remaining expense is $18,000 over the remaining amortization period which is 8 months.

Summary information regarding the options outstanding and exercisable at December 31, 2022 is as follows:

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise		Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in shares)	(in years)		(in shares)
$0.08 – $0.50	5,429,775	1.39	$0.19	3,354,775	$0.20

As of December 31, 2021, 3,804,775 warrants for common stock were exercisable and the intrinsic value of these warrants was $64,834, the weighted average remaining contractual life for warrants outstanding was 2.09 years and the remaining expense is $86,707 over the remaining amortization period which is 7 months.

Preferred Stock Warrants

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2020	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2021	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2022	4,470,000	$0.68

As of December 31, 2022, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 5.37 years.

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

For the years ended December 31, 2022 and 2021, the Company incurred lease expense for its operating leases of $87,642 and $87,642, respectively, which was included in general and administrative expenses on the accompanying consolidated statements of operations.

During the year ended December 31, 2022, the Company has recognized a loss on impairment of $107,233 in relation to the Company’s right-of-use assets related to the change in business strategy. The corresponding lease liabilities will remain until the Company satisfies its lease obligations.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.33 years, with a weighted-average discount rate of 12.00%.

The Company had cash payments for operating leases of $86,881 and $85,860 for the years ended December 31, 2022 and 2021, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2022.

Maturity of Lease Liability
2023	$89,487
2024	30,121
Thereafter	-
Total undiscounted operating lease payments	$119,608
Less: Imputed interest	9,633
Present value of operating lease liabilities	$109,975

NOTE 8 – COMMITMENTS

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

On January 4, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,380,952 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. Additionally, if the sales consultant makes sales using salespeople who are not under contract with the Company, the Company will pay the consultant a cash commission at the end of each month equal to 5% of net sales over the term. During year ended December 31, 2022 no shares have been issued.

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

On March 23, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,083,333 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. During the year ended December 31, 2022 no shares have been issued.

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

Commission costs for the years ended December 31, 2022 and 2021, were $1,090 and $43,863, respectively. These expenses are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2022 and 2021, there were no accrued commissions outstanding.

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

As of December 31, 2022, the Company's concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

As of December 31, 2021, the Company’s receivables from merchant cash advances included $29,290 from one merchant, representing 78% of the Company’s merchant cash advances. The Company earned $22,368 of MCA income from one merchant, representing 56% of the Company’s MCA income for the twelve months ended December 31, 2021.

As of December 31, 2022 and 2021, there was no accounts payable concentration other than amounts owed to related parties which both makes up 70% of the balance, respectively.

There was no sales concentration for the year ended December 31, 2022. However, for the year ended December 31, 2021, the Company had sales concentrations of 17%, 15% and 15% from three customers.

For the year ended December 31, 2022, the Company had purchase concentrations of 24%, 23%, 18% and 13% from four vendors.

For the year ended December 31, 2021, the Company had purchase concentrations of 79% from one vendor.

NOTE 10 – INCOME TAXES

There was no income tax expense reflected in the results of operations for the years ended December 31, 2022 and 2021 because the Company incurred a net loss in both years.

As of December 31, 2022, the Company had federal and state net operating loss carry forwards of $7,894,000 and $5,799,000, respectively, which may be used to offset future taxable income. Approximately $1,222,000 will begin to expire in 2036 while $6,672,000 will not expire but will be limited to 80% of taxable income. The State NOL’s may be used indefinitely without limitation.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the Years Ended December 31,
	2022	2021
Net operating loss carry forwards	$1,910,000	$1,754,000
Stock based compensation	1,845,000	1,845,000
Fixed assets and intangibles	24,000	(47,000)
Research & development credits	15,000	-
Allowance for Doubtful accounts	42,000	114,000
Accrued Expenses	93,000	78,000
Other carryforwards	8,000	8,000
Total deferred tax assets	$3,937,000	$3,752,000

Valuation allowance	(3,937,000)	(3,752,000)

	$-	$-

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

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the year ended
	December 31,
	2022	2021
	%	%
Statutory federal tax rate	21.00%	21.00%
State rate net of federal benefit	3.69%	3.80%
Permanent differences	(4.87)%	(3.92)%
Rate change	(7.84)%	3.40%
Valuation allowance	(11.98)%	(24.28)%

Provision for income taxes	-%	-%

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of December 31, 2022 and 2021 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2022 and 2021. The Company did not recognize any interest or penalties during the years ended December 31, 2022 and 2021 related to unrecognized tax benefits.

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

As of December 31, 2022, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

N/A

 PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of April 15, 2023, our Board of Directors consisted of five members. Each director holds office until his successor is duly elected by the stockholders. The executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

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

Employment Agreements

Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of December 31, 2022, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. As of December 31, 2022 and 2021, the Company has accrued $829,167 and $579,167, respectively, in relation to the employment agreements and $27,828 and $24,203, respectively, in relation to the payroll tax liability.

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

Item 11. Executive Compensation.

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of December 31, 2022, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. As of December 31, 2022 and 2021, the Company has accrued $829,167 and $579,167, respectively, in relation to the employment agreements and $27,828 and $24,203, respectively, in relation to the payroll tax liability.

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

The Company annually revisits the board of director agreements, which include quarterly compensation of $10,000 per director for the fiscal year. Three of the five board members currently are compensated under these terms, while the other two board members remain unpaid. As of December 31, 2022 and December 31, 2021, the Company has accrued $500,000 and $381,000, respectively, in relation to the director agreements which is included in Accounts payable and accrued liabilities – related parties on the unaudited condensed consolidated balance sheet.

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

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock, if certain milestones are reached, at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. When the warrants were issued management had assessed the probability of certain milestones being met as probable and therefore the warrants were being straight-lined over the term of services and accelerated whenever a milestone is met. During the quarter ending June 30, 2022, management, upon further review, has determined that these milestones will probably not be met and has recorded an accumulative catch up adjustment of $291,482. For the year ended December 31, 2022 and 2021, the Company recorded $41,508 and $168,340 as compensation expense related to the warrants, respectively. In July 2022, the term of the consulting agreement ended with no further milestones being completed. No further compensation will be recorded in association to these warrants.

Related Party Transactions

Related party transactions are detailed in Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table sets out the compensation received for the years ended December 31, 2022 and 2021 with respect to each of the individuals who served as the Company’s principal executive officer and principal financial officer at any time during the last fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Mark J.	2022	$250,000	$-	$-	$-	$-	$-	$-	$250,000
Keeley	2021	$250,000	$-	$-	$-	$-	$-	$-	$250,000

_____________

Equity Compensation Plan Information - Employment Agreements

Equity compensation issued in employment agreements in place on December 31, 2022 and 2021 are detailed in Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

A summary of the Company’s outstanding warrant awards at fiscal year end is as follows:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)
Mark J. Keeley	1,950,000	-	0.51 – 1.20	Various	-	-
Abraham Rosenblum	1,200,000	-	0.51 – 1.20	Various	-	-
Hershel Weiss	1,200,000	-	0.51 – 1.20	Various	-	-
Harold Kestenbaum	120,000	-	0.51 – 1.20	Various	-	-
Michael Kaplan	1,100,000	1,900,000	0.18	July 26, 2024	-	-

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the years ended December 31, 2022 and 2021.

DIRECTORS COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
Abraham Rosenblum	2022	$40,000	$-	$-	$-	$-	$-	$40,000
	2021	$40,000	$-	$-	$-	$-	$-	$40,000

Hershel Weiss	2022	$40,000	$-	$-	$-	$-	$-	$40,000
	2021	$40,000	$-	$-	$-	$-	$-	$40,000

Mark J. Keeley	2022	$40,000	$-	$-	$-	$-	$-	$40,000
	2021	$40,000	$-	$-	$-	$-	$-	$40,000

Harold Kestenbaum(*)	2022	$-	$-	$-	$-	$-	$-	$-
	2021	$40,000	$-	$-	$-	$-	$-	$40,000

Michael Kaplan (**)	2022	$-	$-	$-	$-	$-	$-	$-
	2021	$-	$-	$177,200	$-	$-	$-	$177,200

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 15, 2023, the Company had 27,058,338 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of April 15, 2023 by each person who is known to have beneficial ownership of more than 5% of any class of First Foods voting securities, and by each executive officer and director and the directors and executive officers of the Company as a group:

Title of Class	Name of Beneficial Owner (1)	Amount of Shares	Percent of Class (2)

Common Stock	Rosenweiss Capital LLC (4)	8,000,000	29	%(3)

Common Stock	Hershel Weiss	6,591,665	19	%(5)

Common Stock	Abraham Rosenblum	6,591,665	19	%(5)

Common Stock	Harold Kestenbaum	1,350,000	5	%(6)

Common Stock	Mark J. Keeley	11,091,665	29	%(7)

Common Stock	Michael Kaplan	2,100,000	6	%(8)

Common Stock	Officers and Directors as a group (5 people)	35,724,995	67%

(1)	In care of First Foods Group, Inc. c/o Incorp Services, Inc., 3773 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169-6014

(2)	Calculated from the total of outstanding shares of common stock and common stock equivalents as of April 14, 2023.

(3)	Rosenweiss Capital LLC also owns a Series A Preferred Share with fifty percent (50%) voting rights.

(4)	Rosenweiss Capital LLC is owned by Abraham Rosenblum and Hershel Weiss.

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

Security Ownership of Certain Beneficial Owners

As of April 17, 2023, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who are not listed in the above referenced tables.

Change in Control Arrangements

As of April 17, 2023, there are no arrangements that would result in a change in control of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the years ended December 31, 2022 and 2021 for professional services rendered by Friedman LLP for the 2022 reviews and 2021 reviews and audit and for professional services rendered by RBSM for the 2022 audit:

Accounting Fees and Services

	2022	2021
Audit Fees	$91,625	$90,825
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$91,625	$90,825

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Amendment to Articles of Incorporation of the Registrant (1) for Preferred Stock Designations
3.2	By-laws of the Registrant (1)
3.3	Compensatory Arrangements of Directors (2)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________

(1)	Filed as an Exhibit to the Form S-1, filed by First Foods Group, Inc. on August 10, 2015, and incorporated herein by reference.
(2)	Filed as an Exhibit to Form 8-K, filed by First Foods Group, Inc. on January 2, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2023	By:	/s/ Harold Kestenbaum
	Name:	Harold Kestenbaum
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Harold Kestenbaum	Dated: April 17, 2023
Harold Kestenbaum,
Chairman of the Board,
Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: April 17, 2023
Mark J. Keeley,
Chief Financial Officer

By:	/s/ Hershel Weiss	Dated: April 17, 2023
Hershel Weiss,
Director

By:	/s/ Abraham Rosenblum	Dated: April 17, 2023
Abraham Rosenblum,
Director

By:	/s/ Michael Kaplan	Dated: April 17, 2023
Michael Kaplan,
Director

