Form 10-Q
period 2023-06-30
First Foods Group, Inc.
filed 2023-08-18
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2023

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

As of August 18, 2023, the number of shares outstanding of the registrant’s class of common stock was 27,058,338, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,163	$525
Restricted cash	5,900	5,900
Inventory	43	106
Prepaid expenses and other current assets	23,425	23,365
TOTAL CURRENT ASSETS	31,531	29,896

Security deposit	24,060	24,060
TOTAL ASSETS	$55,591	$53,956

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$986,121	$760,801
Accrued compensation and liabilities - related parties	1,908,612	1,869,131
Put liability	29,421	29,421
Deferred revenue	61,508	61,133
Loans, net of unamortized debt discount	1,368,767	1,368,505
Related party loans	1,061,863	870,313
Operating lease liabilities	71,322	80,592
TOTAL CURRENT LIABILITIES	5,487,614	5,039,896

Loans - long term	150,000	150,000
Operating lease liabilities - long term	-	29,383
TOTAL LIABILITIES	5,637,614	5,219,279

Commitments

STOCKHOLDERS’ DEFICIT
FIRST FOODS GROUP, INC. STOCKHOLDERS’ DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 354,999 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively ($118,235 liquidation preference)	355	355
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value, 100,000,000 shares authorized, 27,058,338 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	27,058	27,058
Additional paid-in capital	11,927,393	11,916,116
Accumulated Stockholders’ Deficit	(17,196,870)	(16,768,055)
Total First Foods Group, Inc. Stockholders’ Deficit	(5,241,404)	(4,823,866)

Noncontrolling interests	(340,619)	(341,457)
Total Stockholders’ Deficit	(5,582,023)	(5,165,323)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,591	$53,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

REVENUES
Product sales, net	$839	$63,877	$4,311	$78,334
Merchant cash advance income, net	113	29	539	377
Total Revenues	952	63,906	4,850	78,711

OPERATING EXPENSES
Cost of product sales	-	37,993	76	40,474
Legal fees	3,765	27,949	4,399	29,098
General and administrative	189,222	335,492	464,749	739,978
Provision for merchant cash advances	(926)	37,145	178	36,799
Impairment of assets	-	92,736	-	92,736
Total Operating Expenses	192,061	531,315	469,402	939,085

LOSS FROM OPERATIONS	(191,109)	(467,409)	(464,552)	(860,374)

OTHER INCOME (EXPENSE)
Other income	52,000	291,482	118,000	291,482
Interest expense	(30,412)	(89,536)	(81,425)	(198,196)

Loss before income taxes	(169,521)	(265,463)	(427,977)	(767,088)

Provision for income taxes	-	-		-

NET LOSS	(169,521)	(265,463)	(427,977)	(767,088)

Non-controlling interest share of loss	(534)	29,466	(838)	51,138
Deemed dividends	-	-	-	-

Net loss attributed to shareholders of First Foods Group, Inc.	$(170,055)	$(235,997)	$(428,815)	$(715,950)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.01)	$(0.01)	$(0.02)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS - BASIC AND DILUTED	27,058,338	27,058,338	27,058,338	27,050,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group,	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	Deficit

Balance at December 31, 2021	1,015,000	$1,015	26,998,338	$26,998	$12,062,341	$(15,335,458)	$(3,245,104)	$(235,191)	$(3,480,295)
Common stock issued with loans payable	-	-	60,000	60	12,540	-	12,600	-	12,600
Stock based compensation	-	-	-	-	30,154	-	30,154	-	30,154
Warrants issued for director services	-	-	-	-	41,508	-	41,508	-	41,508
Warrants issued for loan payable	-	-	-	-	28,088	-	28,088	-	28,088
Net loss	-	-	-	-	-	(479,952)	(479,952)	(21,672)	(501,624)
Balance at March 31, 2022	1,015,000	$1,015	27,058,338	$27,058	$12,174,631	$(15,815,410)	$(3,612,706)	$(256,863)	$(3,869,569)

Stock based compensation	-	-	-	-	11,480	-	11,480	-	11,480
Accumulated catch up adjustment	-	-	-	-	(291,482)	-	(291,482)	-	(291,482)
Net loss	-	-	-	-	-	(235,997)	(235,997)	(29,466)	(265,463)
Balance at June 30, 2022	1,015,000	$1,015	27,058,338	$27,058	$11,894,629	$(16,051,407)	$(4,128,705)	$(286,329)	$(4,415,034)

Balance at December 31, 2022	1,015,000	$1,015	27,058,338	$27,058	$11,916,116	$(16,768,055)	$(4,823,866)	$(341,457)	$(5,165,323)
Stock based compensation	-	-	-	-	5,607	-	5,607	-	5,607
Net loss	-	-	-	-	-	(258,760)	(258,760)	304	(258,456)
Balance at March 31, 2023	1,015,000	$1,015	27,058,338	$27,058	$11,921,723	$(17,026,815)	$(5,077,019)	$(341,153)	$(5,418,172)

Stock based compensation	-	-	-	-	5,670	-	5,670	-	5,670
Net loss	-	-	-	-	-	(170,055)	(170,055)	534	(169,521)
Balance at June 30, 2023	1,015,000	$1,015	27,058,338	$27,058	$11,927,393	$(17,196,870)	$(5,241,404)	$(340,619)	$(5,582,023)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(427,977)	$(767,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock based compensation	11,277	83,142
Amortization of debt discount	3,862	105,394
Accumulative catch up adjustment	-	(291,482)
Depreciation and amortization expense	-	31,108
Impairment of assets	-	92,736
Change in merchant allowance	-	41,385
Non-cash lease expense	-	33,887
Inventory reserve	-	23,625
Changes in operating assets and liabilities:
Inventory	63	(279)
Merchant cash advances	-	(4,566)
Prepaid expenses and other current assets	(60)	(3,489)
Operating lease liabilities	(38,653)	(33,080)
Accounts payable and accrued liabilities	225,320	337,968
Accrued compensation and liabilities - related party	39,481	144,633
Deferred revenue	375	(31,207)
Net cash used in operating activities	(186,312)	(237,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	30,000
Repayment of loans	(3,600)	-
Proceeds from related party loans	191,550	218,000
Net cash provided by financing activities	187,950	248,000

NET INCREASE IN CASH AND RESTRICTED CASH	1,638	10,687
CASH AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	6,425	11,527
CASH AND RESTRICTED CASH AT END OF THE PERIOD	$8,063	$22,214

CASH AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
END OF THE PERIOD
Cash	2,163	16,314
Restricted Cash	5,900	5,900
	$8,063	$22,214
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$-	$12,600
Warrants issued with loans	$-	$28,088

CASH PAID FOR:
Interest	$7,175	$5,052
Income taxes	$-	$-

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

Quarterly Reporting

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2023 and the results of operations and cash flows for the interim periods ended June 30, 2023 and 2022, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 17, 2023. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2023, the Company had approximately $1,369,000 in third-party short-term debt and approximately $700 in associated debt discount and approximately $1,062,000 in related-party short-term debt and $0 in associated debt discount that is due within the next twelve months. Management’s plan is to continue to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At June 30, 2023 and December 31, 2022, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Restricted Cash

As of June 30, 2023 restricted cash included $5,900, which was restricted pursuant to the requirements in the sales consultant agreement entered into November 2020.

Merchant Cash Advances

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At June 30, 2023, the Company reserved an amount equal to 100% of the outstanding merchant cash advance balance at period end based on the potential impact of COVID 19. As of June 30, 2023 and December 31, 2022 the outstanding reserve balance was $166,640 and $163,842, respectively.

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

The following table shows net sales by category for June 30, 2023 and 2022:

	2023	Change	2022
Net sales by category:
Chocolate products	$4,311	-94%	$78,334
Merchant cash advances	539	43%	377
Total net sales	$4,850	-94%	$78,711

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the term of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of June 30, 2023, the Company had no allowance for doubtful accounts.

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

Inventory consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Raw Materials	$24,249	$24,249
Work in Process	11,948	11,948
Finished Goods	2,036	2,099
Inventory Allowance	(38,190)	(38,190)
Total	$43	$106

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

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the six months ended June 30, 2023 and 2022, were approximately $16,200 and $37,800, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of June 30, 2023 and December 31, 2022 because their effect would be antidilutive.

The Company had 5,333,775 and 5,429,775 warrants to purchase common stock outstanding at June 30, 2023 and December 31, 2022, respectively. The Company had 4,470,000 warrants to purchase Series B preferred stock outstanding at June 30, 2023 and December 31, 2022. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock outstanding at June 30, 2023 and December 31, 2022. Additionally, the Company has 354,999 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 1,774,995 and 660,000 shares of common stock, respectively, at June 30, 2023 and December 31, 2022, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs for the six months ended June 30, 2023 and 2022, were approximately $14,400 and $28,000, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

The following table summarizes the results of operations for Holy Cacao for the period:

	For The Six Months Ended
	June 30,
	2023	2022
Revenue	$4,311	$78,711
Cost of Goods Sold	(76)	(40,474)
Operating Expense	(116,648)	(1,096,807)
Other Income	118,000	291,482
Income (Loss) from Operations	$5,587	$(767,088)

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. As of June 30, 2023 and December 31, 2022, the Company has accrued $954,167 and $829,167, respectively, in relation to the employment agreements and $29,641 and $27,828, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of June 30, 2023, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

The Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance as of June 30, 2023 and 2022 was $230,765 and $162,068, respectively.

Related Party Loans

					Associated equity instruments recorded as debt discount
			Original	New	Common	Fair Value of Common		Fair Value of
	Interest		Maturity	Maturity	Shares	Shares	Warrants	Warrants	June 30,	December 31,
	Rate		Date	Date**	issued	issued	issued	issued	2023	2022
1	12	%*	4/17/22	10/31/23					$100,000	$100,000
2	0	%*	4/24/22	7/15/23					179,813	179,813
3	12	%*	4/16/22	7/31/23					150,000	150,000
4	0	%*	9/15/22	7/15/23					500	500
5	0	%*	5/30/22	12/31/23					624,550	433,000
6	0	%*	8/24/22	7/15/23					7,000	7,000
Total									$1,061,863	$870,313

* - unsecured note

** - During the six month end periods ended June 30, 2023 and 2022, the company extended the terms of the notes identified above, the extension of the term was accounted for as a modification to the original note. The company capitalized new costs of $0 and $0, for the period ended June 30, 2023 and 2022, respectively, as a result of the modifications.

During the six months ended June 30, 2023 and 2022, the Company recorded $0 and $19,304 of interest expense related to the amortization of debt discount and $11,901 and $11,901 of regular interest, respectively.

During the three months ended June 30, 2023 and 2022, the Company recorded $0 and $3,792 of interest expense related to the amortization of debt discount and $5,984 and $5,984 of regular interest, respectively.

As of June 30, 2023 and December 31, 2022, accrued interest was $104,051 and $80,051, respectively.

Related Party Payables

As of June 30, 2023 and December 31, 2022, the Company owed a Director $274,039 and $262,518, respectively, for expenses incurred on behalf of the Company.

Director Agreements

The Company annually revisits the board of directors’ agreements, which include quarterly compensation of $10,000 per director for the fiscal year. Three of the five board members currently are compensated under these terms, while the other two board members remain unpaid. As of June 30, 2023 and December 31, 2022, the Company has accrued $560,000 and $500,000, respectively, in relation to the director agreements and is included in Accounts payable and accrued liabilities - related parties on the consolidated balance sheet.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Leasehold improvements	$40,000	$40,000
Equipment	240,392	240,392
Less: Accumulated depreciation and amortization	(141,289)	(141,289)
Less: Impairment	(139,103)	(139,103)
Total	$-	$-

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Accounts Payable	$489,266	$322,547
Interest	460,269	391,160
Other	36,586	47,094
Total third party payables	986,121	760,801
Related party payables, officers and director fees	1,908,612	1,869,131
Total payables	$2,894,733	$2,629,932

NOTE 5 – LOANS AND LONG-TERM LOANS

	Interest Rate		Original Maturity Date	New Maturity Date ****	Common Shares issued	Fair Value of Common Shares issued ($)	Warrants issued	Fair Value of Warrants issued ($)	June 30, 2023	December 31, 2022
1	12	%*	4/16/2022	12/31/2023					$50,000	$50,000
2	12	%*	4/22/2022	12/31/2023					18,000	18,000
3	12	%*	6/30/2022	12/31/2023					250,000	250,000
During the six months ended June 30, 2023					-	-	-	-	-	-
During the six months ended June 30, 2022					-	-	125,000	28,088	-	-
4	12	%*	4/16/2022	12/31/2023					410,000	410,000
5	12	%*	4/16/2022	12/31/2023					140,000	140,000
6	12	%*	4/30/2022	12/31/2023					200,000	200,000
7	12	%*	7/31/2022	12/31/2023					60,000	60,000
During the six months ended June 30, 2023					-	-	-	-	-	-
During the six months ended June 30, 2022					60,000	12,600	-	-	-	-
8	12	%*	7/29/2022	12/31/2023					96,000	96,000
9	3.75	%**	6/25/2050						150,000	150,000
11	0	%*	9/19/2022	7/1/2023					16,500	16,500
12	0	%*	4/16/2022	12/31/2023					50,000	50,000
13	0	%***	4/16/2022	7/15/2023					30,000	30,000
14	0	%*	4/16/2022	12/31/2023					13,000	13,000
15	0	%***	5/30/2022	12/31/2023					30,000	30,000
16	0%		11/30/2022	12/31/2023					5,950	5,950
Unamortized debt discount									(683)	(4,545)
Total									1,518,767	1,518,505
Less: short term loans, net									1,368,767	1,368,505
Total long-term loans, net									$150,000	$150,000

* - unsecured note

** - secured note and collateralized by all tangible and intangible personal property

*** - unsecured note and guaranteed by a Director of the Company

**** - During the six month end periods ended June 30, 2023 and 2022, the company extended the terms of the notes identified above, the extension of the term was accounted for as a modification to the original note. The company capitalized new costs of $0 and $40,688, for the period ended June 30, 2023 and 2022, respectively, as a result of the modifications.

During the six months ended June 30, 2023 and 2022, the Company recorded $3,862 and $86,090 of interest expense related to the amortization of debt discount and $72,836 and $75,848 of regular interest, respectively. As of June 30, 2023 and December 31, 2022, accrued interest was $343,791 and $285,733, respectively.

During the three months ended June 30, 2023 and 2022, the Company recorded $1,942 and $38,744 of interest expense related to the amortization of debt discount and $36,619 and $38,134 of regular interest, respectively.

As of June 30, 2023 and December 31, 2022, accrued interest associated with the economic injury disaster loan was $11,506 and $13,278, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Warrant Activity

Common Stock Warrants

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. In connection with the agreement one million (1,000,000) warrants were issued. The warrants are valued at $177,200 based on the Black Scholes Model. For the six months ended June 30, 2023 and 2022, the Company recorded $0 and $0 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. Due to the fact that management has assessed the probability of certain milestones being met as probable, the warrants are being straight-lined over the term of services and accelerated whenever a milestone is met. The probability of the remaining milestones being met is reviewed by management every quarter. For the six months ended June 30, 2023 and 2022, the Company recorded $0 and $41,508 as compensation expense related to the warrants. The warrants shall vest upon the occurrence to the Company of the following milestone events through the efforts of the consultant:

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

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty four thousand dollars ($84,000). As part of the agreement the Company will issue a warrant to the employee to purchase 300,000 shares a year, for a total of 900,000 shares of the Company’s common stock. The warrants have a term of three (3) years from date of issue and an exercise price equal to the closing market price of the Company’s common stock on August 4, of the corresponding year. The warrants issued on August 4, 2020 and 2021, are valued at $97,470 and $46,050, respectively, based on the Black Scholes Model. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following six months. For the six months ended June 30, 2023 and 2022, the Company recorded $11,277 and $41,634 as compensation expense related to the warrants, respectively.

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

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective period:

	2023	2022
Risk-free interest rate	-%	0.22-3.16%
Expected term of options, in years	-%	3
Expected annual volatility	-%	211.0-235.0%
Expected dividend yield	-%	-%
Determined grant date fair value per option	$-	$0.08-0.22

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2021	5,704,775	0.22
Granted	785,000	0.14
Exercised	-	-
Forfeited or cancelled	(1,060,000)	0.26
Outstanding, December 31, 2022	5,429,775	$0.19
Granted	750,000	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2023	6,179,775	0.19

As of June 30, 2023, 6,179,775 warrants for common stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 1.09 years and the remaining expense is $2,180 over the remaining amortization period which is three months.

As of June 30, 2022, 4,144,775 warrants for common stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 1.67 years and the remaining expense is $4,416 over the remaining amortization period which is three months.

Preferred Stock Warrants

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2021	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2022	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2023	4,470,000	$0.68

As of June 30, 2023, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 4.87 years.

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

For each of the six months ended June 30, 2023 and 2022, the Company incurred lease expense for its operating leases of $43,821, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

During the year ended December 31, 2022, the Company recognized an impairment of $107,233 in relation to the Company’s right-of-use assets related to the change in business strategy. The corresponding lease liabilities will remain until the Company satisfies its lease obligations.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.83 years, with a weighted-average discount rate of 12.00%.

The Company had cash payments for operating leases of $44,305 and $43,015 for each of the six months ended June 30, 2023 and 2022.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2023.

Maturity of Lease Liability
2023	45,182
2024	30,122
Total undiscounted operating lease payments	75,304
Less: Imputed interest	3,982
Present value of operating lease liabilities	$71,322

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

On January 4, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,380,952 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. Additionally, if the sales consultant makes sales using salespeople who are not under contract with the Company, the Company will pay the consultant a cash commission at the end of each month equal to 5% of net sales over the term. During the six months ended June 30, 2023 and 2022, no shares have been issued, respectively.

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

During the six months ended June 30, 2023 and 2022, no shares have been issued, respectively.

On March 23, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,083,333 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. During the six months ended June 30, 2023 and 2022, no shares have been issued, respectively.

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

The Company did not incur any commission costs during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, there were no accrued commissions outstanding.

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

As of June 30, 2023 and December 31, 2022, the Company's concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

For the three months ended June 30, 2023, the Company had no purchase concentrations. For the three months ended June 30, 2022, the Company had purchase concentrations of 52%, 29% and 11% from three vendors.

For the six months ended June 30, 2023, the Company had no purchase concentrations. For the six months ended June 30, 2022, the Company had purchase concentrations of 31%, 22%, 17%, 11%, and 10% from five vendors.

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

As of June 30, 2023, our cash balance was $8,063, which includes restricted cash of $5,900, and our current liabilities were $5,487,614.

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

Results of Operations for the Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Fiscal Q1 2022 Highlights

Total net sales decreased 99% or $63,038 during the three months ended June 30, 2023 compared to 2022, driven by a decreased demand in our wholesale and Chocolate Products.

Products Performance

The following table shows net sales by category for the three months ended June 30, 2023 and 2022:

	2023	Change	2022
Net sales by category:
Chocolate products	$839	-99%	$63,877
Merchant cash advances	113	290%	29
Total net sales	$952	-99%	$63,906

Chocolate products

Chocolate products sales decreased during 2023 compared to 2022, due primarily to the saturation of the CBD market.

Merchant cash advances

Merchant cash advances sales increased during 2023 compared to 2022, representing a de minimis change.

Cost of Product Sales

Products cost of sales for June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
Cost of Product Sales:
Chocolate products	$-	$37,993

Cost of product sales

The decrease in cost of product sales in June 30, 2023 as compared to June 30, 2022 was due to a decrease in product sales.

Legal fees for the three months ended June 30, 2023 was $3,765 compared to $27,949 for the three months ended June 30, 2022, due to the overall decrease in business activity.

General and administrative expenses for the three months ended June 30, 2023 was $189,222 compared to $335,492 for the three months ended June 30, 2022. The decrease in general and administrative expenses was primarily due to the decrease in rent and consulting and accounting fees .

Provision for merchant cash advances for the three months ended June 30, 2023 was $(926) compared to $37,145 for the three months ended June 30, 2022. The decrease in provision for merchant cash advances was due to the Company updating its reserves to accurately reflect its current merchant cash advances positions.

Results of Operations for the Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Total net sales decreased 94% or $74,023 during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven by a lesser degree of demand in our wholesale and Chocolate Products..

Products Performance

The following table shows net sales by category for the six months ended June 30, 2023 and 2022:

	2023	Change	2022
Net sales by category:
Chocolate products	$4,311	-94%	$78,334
Merchant cash advances	539	43%	377
Total net sales	$4,850	-94%	$78,711

Chocolate products

Chocolate products sales decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due primarily to the saturation of the CBD market.

Merchant cash advances

Merchant cash advances sales increase during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, representing a de minimis change.

Cost of Product Sales

Products cost of sales for the six months ended June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
Cost of Product Sales:
Chocolate products	$76	$40,474

Cost of product sales

The decrease in cost of product sales in June 30, 2023 as compared to June 30, 2022 was due to a decrease in product sales.

Legal fees for the six months ended June 30, 2023 was $4,399 compared to $29,098 for the six months ended June 30, 2022. This decrease in legal fees was due to the overall decrease in business activity.

General and administrative expenses for the six months ended June 30, 2023 was $464,749 compared to $739,978 for the six months ended June 30, 2022. The decrease in general and administrative expenses was primarily due to decreased costs associated with compensation expenses, rent, and consulting and accounting fees.

Provision for merchant cash advances for the six months ended June 30, 2023 was $178 compared to $36,799 for the six months ended June 30, 2022. The decrease in provision for merchant cash advances was due to the Company updating its reserves to accurately reflect its current merchant cash advances positions.

Impairment of assets expense for the six months ended June 30, 2022 was $92,736. The company has not realized cash flows sufficient to overcome an asset impairment and is, therefore, estimating an impairment of 50% of its asset carrying value. There was no impairment expense for the six months ended June 30, 2023.

Liquidity and Capital Resources

The following table presents our cash flows:

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(186,312)	$(237,313)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$187,950	$248,000

Operating Activities

Our primary uses of cash from our operating activities include payments for compensation and related costs and other general corporate expenditures.

Net cash used in operating activities decreased from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily due to the net effect of a decrease in cash received from revenues and a decrease of cash paid for operating expenses, employee stock based compensation and amortization of debt discount.

Investing Activities

There were no investing activities for the six months ended June 30, 2023 and 2022.

Financing Activities

Cash provided by financing activities consists of proceeds from issuance of proceeds from related party loans.

Net cash provided by financing activities decreased from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily due to a decrease of proceeds from related party loans.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2023, the Company had approximately $1,367,000 in third-party short-term debt and approximately $700 in associated debt discount and approximately $1,062,000 in related-party short-term debt and $0 in associated debt discount that is due within the next twelve months. Management’s plan is to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Concentration Risks

As of June 30, 2023 and December 31, 2022, the Company's concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

For the three months ended June 30, 2023, the Company had no purchase concentrations. For the three months ended June 30, 2022, the Company had purchase concentrations of 52%, 29% and 11% from three vendors.

For the six months ended June 30, 2023, the Company had no purchase concentrations. For the six months ended June 30, 2022, the Company had purchase concentrations of 31%, 22%, 17%, 11%, and 10% from five vendors.

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

As of June 30, 2023, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2023, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

On July 20, 2023, the Company was sued by Jenisa Angeles in the Supreme Court of the State of New York, County of New York.  The lawsuit claims that the Company engaged in discriminatory business practices inasmuch as our website contained access barriers that prevented visually impaired and/or legally blind individuals from purchasing products thereon.  It is too early in the process to make any determination as to our possible liability or estimate the amount of any possible damages.  We intend to investigate the matter and take appropriate action in response thereto.

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

By:	/s/ Harold Kestenbaum	Dated: August 18, 2023
Harold Kestenbaum,
Chairman of the Board and
Interim Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: August 18, 2023
Mark J. Keeley,
Chief Financial Officer

