Form 10-Q
period 2023-09-30
First Foods Group, Inc.
filed 2023-11-20
CIK 1648903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2023

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to __________

Commission File Number:333-206260

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

As of November 20, 2023, the number of shares outstanding of the registrant’s class of common stock was 27,058,338, par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and restricted cash	$5,668	$6,425
Inventory	43	106
Merchant cash advances, net of allowance $166,111 and $163,842, respectively	-	-
Prepaid expenses and other current assets	19,435	23,365
TOTAL CURRENT ASSETS	25,146	29,896

Security deposit	24,060	24,060
TOTAL ASSETS	$49,206	$53,956

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$872,725	$760,801
Accrued compensation and liabilities - related parties	2,186,493	1,869,131
Put liability	29,421	29,421
Deferred revenue	61,508	61,133
Loans, net of unamortized debt discount	1,369,450	1,368,505
Related party loans	1,086,823	870,313
Operating lease liabilities	50,665	80,592
TOTAL CURRENT LIABILITIES	5,657,085	5,039,896

Loans - long term	150,000	150,000
Operating lease liabilities - long term	-	29,383
TOTAL LIABILITIES	5,807,085	5,219,279

Commitments

STOCKHOLDERS’ DEFICIT
FIRST FOODS GROUP, INC. STOCKHOLDERS’ DEFICIT:
Preferred stock, 20,000,000 shares authorized:
Series A convertible preferred stock: $0.001 par value, 1 share authorized, 1 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively ($577,005 liquidation preference)	-	-
Series B convertible preferred stock: $0.001 par value, 4,999,999 shares authorized, 354,999 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively ($118,235 liquidation preference)	355	355
Series C convertible preferred stock: $0.001 par value, 3,000,000 shares authorized, 660,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively ($165,000 liquidation preference)	660	660
Common stock: $0.001 par value, 100,000,000 shares authorized, 27,058,338 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	27,058	27,058
Additional paid-in capital	11,929,574	11,916,116
Accumulated Stockholders’ Deficit	(17,378,014)	(16,768,055)
Total First Foods Group, Inc. Stockholders’ Deficit	(5,420,367)	(4,823,866)

Noncontrolling interests	(337,512)	(341,457)
Total Stockholders’ Deficit	(5,757,879)	(5,165,323)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,206	$53,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUES
Product sales, net	$513	$13,374	$4,824	$91,708
Merchant cash advance income, net	-	811	539	1,188
Total Revenues	513	14,185	5,363	92,896

OPERATING EXPENSES
Cost of product sales	-	6,790	76	47,264
Legal fees	3,112	2,498	7,511	31,596
General and administrative	180,754	268,910	645,503	1,008,887
Provision for merchant cash advances	(529)	(3,493)	(351)	33,306
Impairment of assets	-	-	-	92,736
Total Operating Expenses	183,337	274,705	652,739	1,213,789

LOSS FROM OPERATIONS	(182,824)	(260,520)	(647,376)	(1,120,893)

OTHER INCOME (EXPENSE)
Other income	51,462	-	169,462	291,482
Interest expense	(46,675)	(52,393)	(128,100)	(250,589)

Loss before income taxes	(178,037)	(312,913)	(606,014)	(1,080,000)

Provision for income taxes	-	-	-	-

NET LOSS	(178,037)	(312,913)	(606,014)	(1,080,000)

Non-controlling interest share of loss	(3,107)	18,196	(3,945)	69,334
Deemed dividends	-	-	-	-

Net loss attributed to shareholders of First Foods Group, Inc.	$(181,144)	$(294,717)	$(609,959)	$(1,010,666)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS	$(0.01)	$(0.01)	$(0.02)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO FIRST FOODS GROUP, INC. STOCKHOLDERS - BASIC AND DILUTED	27,058,338	27,058,338	27,058,338	27,050,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)
	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total First Foods Group,	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Inc. deficit	interests	Deficit

Balance at December 31, 2021	1,015,000	$1,015	26,998,338	$26,998	$12,062,341	$(15,335,458)	$(3,245,104)	$(235,191)	$(3,480,295)
Common stock issued with loans payable	-	-	60,000	60	12,540	-	12,600	-	12,600
Stock based compensation	-	-	-	-	30,154	-	30,154	-	30,154
Warrants issued for director services	-	-	-	-	41,508	-	41,508	-	41,508
Warrants issued for loan payable	-	-	-	-	28,088	-	28,088	-	28,088
Net loss	-	-	-	-	-	(479,952)	(479,952)	(21,672)	(501,624)
Balance at March 31, 2022	1,015,000	$1,015	27,058,338	$27,058	$12,174,631	$(15,815,410)	$(3,612,706)	$(256,863)	$(3,869,569)

Stock based compensation	-	-	-	-	11,480	-	11,480	-	11,480
Accumulated catch up adjustment	-	-	-	-	(291,482)	-	(291,482)	-	(291,482)
Net loss	-	-	-	-	-	(235,997)	(235,997)	(29,466)	(265,463)
Balance at June 30, 2022	1,015,000	$1,015	27,058,338	$27,058	$11,894,629	$(16,051,407)	$(4,128,705)	$(286,329)	$(4,415,034)

Stock based compensation	-	-	-	-	7,968	-	7,968	-	7,968
Warrants issued for loan payable	-	-	-	-	7,788	-	7,788	-	7,788
Net loss	-	-	-	-	-	(294,717)	(294,717)	(18,196)	(312,913)
Balance at September 30, 2022	1,015,000	$1,015	27,058,338	$27,058	$11,910,385	$(16,346,124)	$(4,407,666)	$(304,525)	$(4,712,191)

Balance at December 31, 2022	1,015,000	$1,015	27,058,338	$27,058	$11,916,116	$(16,768,055)	$(4,823,866)	$(341,457)	$(5,165,323)
Stock based compensation	-	-	-	-	5,607	-	5,607	-	5,607
Net loss	-	-	-	-	-	(258,760)	(258,760)	304	(258,456)
Balance at March 31, 2023	1,015,000	$1,015	27,058,338	$27,058	$11,921,723	$(17,026,815)	$(5,077,019)	$(341,153)	$(5,418,172)

Stock based compensation	-	-	-	-	5,670	-	5,670	-	5,670
Net loss	-	-	-	-	-	(170,055)	(170,055)	534	(169,521)
Balance at June 30, 2023	1,015,000	$1,015	27,058,338	$27,058	$11,927,393	$(17,196,870)	$(5,241,404)	$(340,619)	$(5,582,023)

Stock based compensation	-	-	-	-	2,181	-	2,181	-	2,181
Net loss	-	-	-	-	-	(181,144)	(181,144)	3,107	(178,037)
Balance at September 30, 2023	1,015,000	$1,015	27,058,338	$27,058	$11,929,574	$(17,378,014)	$(5,420,367)	$(337,512)	$(5,757,879)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

First Foods Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(606,014)	$(1,080,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock based compensation	13,458	91,110
Amortization of debt discount	4,545	109,786
Accumulative catch up adjustment	-	(291,482)
Depreciation and amortization expense	-	53,615
Impairment of assets	-	92,736
Change in merchant allowance	-	37,031
Non-cash lease expense	-	51,594
Inventory reserve	-	23,625
Changes in operating assets and liabilities:
Inventory	63	663
Merchant cash advances	-	(5,543)
Prepaid expenses and other current assets	3,930	138
Operating lease liabilities	(59,310)	(50,811)
Accounts payable and accrued liabilities	111,923	438,651
Accrued compensation and liabilities - related party	317,363	231,362
Deferred revenue	375	(32,374)
Net cash used in operating activities	(213,667)	(329,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	30,000
Repayment of loans	(3,600)
Proceeds from related party loans	216,510	295,750
Net cash provided by financing activities	212,910	325,750

NET INCREASE IN CASH AND RESTRICTED CASH	(757)	(4,149)
CASH AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	6,425	11,527
CASH AND RESTRICTED CASH AT END OF THE PERIOD	$5,668	$7,378

CASH AND RESTRICTED CASH CONSIST OF THE FOLLOWING:
END OF THE PERIOD
Cash	(232)	1,478
Restricted Cash	5,900	5,900
	$5,668	$7,378
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued with loans	$-	$12,600
Warrants issued with loans	$-	$35,876

CASH PAID FOR:
Interest	$4,254	$8,452
Income taxes	$-	$-

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

Quarterly Reporting

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2023 and the results of operations and cash flows for the interim periods ended September 30, 2023 and 2022, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 17, 2023. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2023, the Company had approximately $1,369,000 in third-party short-term debt and approximately $0 in associated debt discount and approximately $1,087,000 in related-party short-term debt and $0 in associated debt discount that is due within the next twelve months. Management’s plan is to continue to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Restricted Cash

As of September 30, 2023 restricted cash included $5,900, which was restricted pursuant to the requirements in the sales consultant agreement entered into November 2020.

Merchant Cash Advances

The Company participates in the merchant cash advance industry by directly advancing sums to a merchant or a merchant advance provider, TIER, who in turn advances sums to merchants or other merchant cash advance providers. Each reporting period, the Company reviews the carrying value of these advances and determines whether an impairment reserve is necessary. At September 30, 2023, the Company reserved an amount equal to 100% of the outstanding merchant cash advance balance at period end based on the potential impact of COVID 19. As of September 30, 2023 and December 31, 2022 the outstanding reserve balance was $166,111 and $163,842, respectively.

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

The following table shows net sales by category for September 30, 2023 and 2022:

	2023	Change	2022
Net sales by category:
Chocolate products	$4,824	-95%	$91,708
Merchant cash advances	539	-42%	1,188
Total net sales	$5,363	-94%	$92,896

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. The Company considers an invoice past due once the term of the invoice has passed and payment has not been received. No interest is charged on past due invoices. Recoveries of accounts receivable previously written off are recorded as income when received. As of September 30, 2023, the Company had no allowance for doubtful accounts.

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

Inventory consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Raw Materials	$24,249	$24,249
Work in Process	11,948	11,948
Finished Goods	2,036	2,099
Inventory Allowance	(38,190)	38,190)
Total	$43	$106

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

Research and Development

The Company’s policy is to engage market and branding consultants to research and develop specialty chocolate products, including chocolate products infused with a hemp-based ingredient, and packaging targeted to particular states within the US. The research and development costs for the nine months ended September 30, 2023 and 2022, were approximately $16,200 and $50,200, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization have been included as a contra to the corresponding loans in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

Per Share Data

In accordance with “ASC-260 - Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of September 30, 2023 and December 31, 2022 because their effect would be antidilutive.

The Company had 5,779,775 and 5,429,775 warrants to purchase common stock outstanding at September 30, 2023 and December 31, 2022, respectively. The Company had 4,470,000 warrants to purchase Series B preferred stock outstanding at September 30, 2023 and December 31, 2022. The Company has outstanding one (1) Series A preferred share that is convertible into five (5) shares of the Company’s common stock outstanding at September 30, 2023 and December 31, 2022. Additionally, the Company has 354,999 Series B preferred shares, and 660,000 Series C preferred shares outstanding that are convertible into 1,774,995 and 660,000 shares of common stock, respectively, at September 30, 2023 and December 31, 2022, respectively. The warrants and preferred stock were not included in the Company’s weighted average number of common shares outstanding because they would be anti-dilutive.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs for the nine months ended September 30, 2023 and 2022, were approximately $21,100 and $40,000, respectively. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

The following table summarizes the results of operations for Holy Cacao for the period:

	For The Nine Months Ended
	September 30,
	2023	2022
Revenue	$4,824	$91,708
Cost of Goods Sold	(76)	(47,264)
Operating Expense	(147,913)	(506,672)
Other Income	169,462	-
Income (Loss) from Operations	$26,297	$(462,228)

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Employment Agreement

On March 1, 2017, Mark J. Keeley assumed the role of Chief Financial Officer (“CFO”). Pursuant to his Employment Agreement, the CFO shall receive $20,833 per month. Additionally, Mr. Keeley earns an additional $40,000 per year for his role as a Director of the Board. As of September 30, 2023 and December 31, 2022, the Company has accrued $1,016,667 and $829,167, respectively, in relation to the employment agreements and $30,547 and $27,828, respectively, in relation to the payroll tax liability.

Consulting Agreements

On February 27, 2017, Harold Kestenbaum assumed the role of Chairman of the Board of Directors and Interim Chief Executive Officer (“Interim CEO”). Mr. Kestenbaum earned $40,000 per year for his role as Chairman of the Board and no longer takes compensation. As of September 30, 2023, the Company has accrued a total of $40,000 of compensation for his role as Interim CEO under a previous agreement.

The Company has a consulting agreement with R and W Financial (a company owned by a director) for $5,000 a month. The agreement is for an indefinite period of time and is subject to cancellation by either party with written notice of 30 days. The outstanding balance as of September 30, 2023 and 2022 was $230,765 and $162,068, respectively.

Related Party Loans

				Associated equity instruments recorded as debt discount
		Original	New	Common	Fair Value of Common		Fair Value of
	Interest	Maturity	Maturity	Shares	Shares	Warrants	Warrants	September 30,	December 31,
	Rate	Date	Date**	issued	issued	issued	issued	2023	2022
1	12%*	4/17/22	10/17/24					$100,000	$100,000
2	0%*	4/24/22	4/26/24					179,813	179,813
3	12%*	4/16/22	7/31/23					150,000	150,000
4	0%*	9/15/22	7/15/23					500	500
5	0%*	5/30/22	12/31/23					649,510	433,000
6	0%*	8/24/22	7/15/23					7,000	7,000
Total								$1,086,823	$870,313

* - unsecured note

During the nine months ended September 30, 2023 and 2022, the Company recorded $0 and $19,304 of interest expense related to the amortization of debt discount and $17,951 and $17,951 of regular interest, respectively.

During the three months ended September 30, 2023 and 2022, the Company recorded $0 and $0 of interest expense related to the amortization of debt discount and $6,049 and $6,049 of regular interest, respectively.

As of September 30, 2023 and December 31, 2022, accrued interest was $110,100 and $80,051, respectively.

Related Party Payables

As of September 30, 2023 and December 31, 2022, the Company owed a Director $278,514 and $262,518, respectively, for expenses incurred on behalf of the Company.

Director Agreements

The Company annually revisits the board of directors’ agreements, which include quarterly compensation of $10,000 per director for the fiscal year. Three of the five board members currently are compensated under these terms, while the other two board members remain unpaid. As of September 30, 2023 and December 31, 2022, the Company has accrued $590,000 and $500,000, respectively, in relation to the director agreements and is included in Accounts payable and accrued liabilities - related parties on the consolidated balance sheet.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Leasehold improvements	$40,000	$40,000
Equipment	240,392	240,392
Less: Accumulated depreciation and amortization	(141,289)	(141,289)
Less: Impairment	(139,103)	(139,103)
Total	$-	$-

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Accounts Payable	$333,153	$322,547
Interest	502,493	391,160
Other	37,079	47,094
Total third party payables	872,725	760,801
Related party payables, officers and director fees	2,186,493	1,869,131
Total payables	$3,059,218	$2,629,932

NOTE 5 – LOANS AND LONG-TERM LOANS

	Interest Rate	Original Maturity Date	New Maturity Date ****	Common Shares issued	Fair Value of Common Shares issued ($)	Warrants issued	Fair Value of Warrants issued ($)	September 30, 2023	December 31, 2022
1	12%*	4/16/2022	12/31/2023					$50,000	$50,000
2	12%*	4/22/2022	12/31/2023					18,000	18,000
3	12%*	6/30/2022	12/31/2023					250,000	250,000
During the nine months ended September 30, 2023				-	-	-	-	-	-
During the nine months ended September 30, 2022				-	-	125,000	28,088	-	-
4	12%*	4/16/2022	12/31/2023					410,000	410,000
5	12%*	4/16/2022	12/31/2023					140,000	140,000
6	12%*	4/30/2022	12/31/2023					200,000	200,000
7	12%*	7/31/2022	12/31/2023					60,000	60,000
During the nine months ended September 30, 2023				-	-	-	-	-	-
During the nine months ended September 30, 2022				60,000	12,600	-	-	-	-
8	12%*	7/29/2022	12/31/2023					96,000	96,000
9	3.75% **	6/25/2050						150,000	150,000
11	0%*	9/19/2022	7/1/2023					16,500	16,500
12	0%*	4/16/2022	12/31/2023					50,000	50,000
13	0% ***	4/16/2022	7/15/2023					30,000	30,000
14	0%*	4/16/2022	12/31/2023					13,000	13,000
15	0% ***	5/30/2022	12/31/2023					30,000	30,000
16	0%	11/30/2022	12/31/2023					5,950	5,950
Unamortized debt discount								-	(4,545)
Total								1,519,450	1,518,505
Less: short term loans, net								1,369,450	1,368,505
Total long-term loans, net								$150,000	$150,000

* - unsecured note

** - secured note and collateralized by all tangible and intangible personal property

*** - unsecured note and guaranteed by a Director of the Company

During the nine months ended September 30, 2023 and 2022, the Company recorded $4,545 and $90,481 of interest expense related to the amortization of debt discount and $109,858 and $114,402 of regular interest, respectively. As of September 30, 2023 and December 31, 2022, accrued interest was $343,791 and $285,733, respectively.

During the three months ended September 30, 2023 and 2022, the Company recorded $683 and $4,392 of interest expense related to the amortization of debt discount and $37,022 and $38,553 of regular interest, respectively.

As of September 30, 2023 and December 31, 2022, accrued interest associated with the economic injury disaster loan was $11,580 and $13,278, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Warrant Activity

Common Stock Warrants

On July 7, 2020, our Board of Directors appointed Michael Kaplan to the Board of Directors. In connection with the agreement one million (1,000,000) warrants were issued. The warrants are valued at $177,200 based on the Black Scholes Model. For the nine months ended September 30, 2023 and 2022, the Company recorded $0 and $0 as compensation expense related to the warrants, respectively.

Prior to Mr. Kaplan’s appointment to the Board of Directors, on July 7, 2020 the Company entered into a Consulting Agreement with Mr. Kaplan to award him, as full compensation for two (2) years of service, warrants to purchase two million (2,000,000) shares of common stock at an exercise price of $0.18 per share, which was the closing price of our common stock on such date. The warrants are valued at $354,400 based on the Black Scholes Model. Due to the fact that management has assessed the probability of certain milestones being met as probable, the warrants are being straight-lined over the term of services and accelerated whenever a milestone is met. The probability of the remaining milestones being met is reviewed by management every quarter. For the nine months ended September 30, 2023 and 2022, the Company recorded $0 and $41,508 as compensation expense related to the warrants. The warrants shall vest upon the occurrence to the Company of the following milestone events through the efforts of the consultant:

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

On August 4, 2020, the Company signed an Employment Agreement for a term of three years with an annual base salary of eighty four thousand dollars ($84,000). As part of the agreement the Company will issue a warrant to the employee to purchase 300,000 shares a year, for a total of 900,000 shares of the Company’s common stock. The warrants have a term of three (3) years from date of issue and an exercise price equal to the closing market price of the Company’s common stock on August 4, of the corresponding year. The warrants issued on August 4, 2020 and 2021, are valued at $97,470 and $46,050, respectively, based on the Black Scholes Model. The warrants will be subject to a 12-month period whereby the warrants will vest in equal monthly increments for each year of the employment period. Once per quarter, the employee may waive the right to receive 25,000 warrants and receive in exchange for $5,000 worth of shares of the Company’s common stock. In the event the employee’s employment is terminated by the Company without cause, the employee shall be entitled to receive severance in an amount equal to the lesser of three month’s salary or the amount of salary otherwise payable until the termination date. The employee additionally shall be entitled to retain all warrants scheduled to vest within the following nine months. For the nine months ended September 30, 2023 and 2022, the Company recorded $13,457 and $46,050 as compensation expense related to the warrants, respectively.

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

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective period:

	2023	2022
Risk-free interest rate	-%	0.22-3.16%
Expected term of options, in years	-%	3
Expected annual volatility	-%	211.0-235.0%
Expected dividend yield	-%	-%
Determined grant date fair value per option	$-	$0.08-0.22

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants (in common shares)	Weighted Average Exercise Price
Outstanding, December 31, 2021	5,704,775	0.22
Granted	785,000	0.14
Exercised	-	-
Forfeited or cancelled	(1,060,000)	0.26
Outstanding, December 31, 2022	5,429,775	$0.19
Granted	750,000	-
Exercised	-	-
Forfeited or cancelled	(400,000)	-
Outstanding, September 30, 2023	5,779,775	0.19

As of September 30, 2023, 5,779,775 warrants for common stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 0.71 years and the remaining expense is $0 over the remaining amortization period which is three months.

As of September 30, 2022, 6,179,775 warrants for common stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 1.33 years and the remaining expense is $19,189 over the remaining amortization period which is 12 months.

Preferred Stock Warrants

A summary of the Company’s warrants to purchase Series B Preferred Stock activity is as follows:

	Number of Warrants (in Series B Preferred Stock)	Weighted Average Exercise Price
Outstanding, December 31, 2021	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2022	4,470,000	$0.68
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2023	4,470,000	$0.68

As of September 30, 2023, 4,470,000 warrants for Series B preferred stock were exercisable and the intrinsic value of these warrants was $0, the weighted average remaining contractual life for warrants outstanding was 4.62 years.

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

For each of the nine months ended September 30, 2023 and 2022, the Company incurred lease expense for its operating leases of $43,821, which was included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

During the year ended December 31, 2022, the Company recognized an impairment of $107,233 in relation to the Company’s right-of-use assets related to the change in business strategy. The corresponding lease liabilities will remain until the Company satisfies its lease obligations.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.58 years, with a weighted-average discount rate of 12.00%.

The Company had cash payments for operating leases of $66,896 and $64,948 for each of the nine months ended September 30, 2023 and 2022.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2023.

Maturity of Lease Liability
2023	22,591
2024	30,122
Total undiscounted operating lease payments	52,713
Less: Imputed interest	2,048
Present value of operating lease liabilities	$50,665

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

On January 4, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,380,952 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. Additionally, if the sales consultant makes sales using salespeople who are not under contract with the Company, the Company will pay the consultant a cash commission at the end of each month equal to 5% of net sales over the term. During the nine months ended September 30, 2023 and 2022, no shares have been issued, respectively.

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

During the nine months ended September 30, 2023 and 2022, no shares have been issued, respectively.

On March 23, 2022, the Company entered into a grant agreement with a sales consultant. As compensation for the services, the Company will issue up to 2,083,333 shares of restricted common stock to the sales consultant in monthly installments over the twenty (24) month term of the agreement. The number of shares to be issued by the Company to the sales consultant on a monthly basis will be determined by the amount of net sales of products generated by the sales consultant at the end of each month multiplied by a fixed percentage of 5% divided by the last closing market price of the shares as of the effective date. During the nine months ended September 30, 2023 and 2022, no shares have been issued, respectively.

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

The Company did not incur any commission costs during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and 2022, there were no accrued commissions outstanding.

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

As of September 30, 2023 and December 31, 2022, the Company's concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

For the three months ended September 30, 2023 and 2022, the Company had no purchase concentrations.

For the nine months ended September 30, 2023, the Company had no purchase concentrations. For the nine months ended September 30, 2022, the Company had purchase concentrations of 22%, 17% and 12% from three vendors.

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

As of September 30, 2023, our cash balance was $(232), which includes restricted cash of $5,900, and our current liabilities were $5,657,085.

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

Results of Operations for the Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

Fiscal Q1 2022 Highlights

Total net sales decreased 96% or $13,672 during the three months ended September 30, 2023 compared to 2022, driven by a decreased demand in our wholesale and Chocolate Products.

Products Performance

The following table shows net sales by category for the three months ended September 30, 2023 and 2022:

	2023	Change	2022
Net sales by category:
Chocolate products	$513	-96%	$13,374
Merchant cash advances	-	-100%	811
Total net sales	$513	-95%	$14,185

Chocolate products

Chocolate products sales decreased during 2023 compared to 2022, due primarily to the saturation of the CBD market.

Merchant cash advances

Merchant cash advances sales increased during 2023 compared to 2022, representing a de minimis change.

Cost of Product Sales

Products cost of sales for September 30, 2023 and 2022 were as follows:

	September 30, 2023	September 30, 2022
Cost of Product Sales:
Chocolate products	$-	$6,790

Cost of product sales

The decrease in cost of product sales in September 30, 2023 as compared to September 30, 2022 was due to a decrease in product sales.

Legal fees for the three months ended September 30, 2023 was $3,112 compared to $2,498 for the three months ended September 30, 2022.

General and administrative expenses for the three months ended September 30, 2023 was $180,754 compared to $268,910 for the three months ended September 30, 2022. The decrease in general and administrative expenses was primarily due to the decrease in rent and consulting and accounting fees .

Provision for merchant cash advances for the three months ended September 30, 2023 was $(529) compared to $(3,493) for the three months ended September 30, 2022. The decrease in provision for merchant cash advances was due to the Company updating its reserves to accurately reflect its current merchant cash advances positions.

Results of Operations for the Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Total net sales decreased 94% or $87,533 during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven by a lesser degree of demand in our wholesale and Chocolate Products.

Products Performance

The following table shows net sales by category for the nine months ended September 30, 2023 and 2022:

	2023	Change	2022
Net sales by category:
Chocolate products	$4,824	-95%	$91,708
Merchant cash advances	539	-55%	1,188
Total net sales	$5,363	-94%	$92,896

Chocolate products

Chocolate products sales decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due primarily to the saturation of the CBD market.

Merchant cash advances

Merchant cash advances sales increase during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, representing a de minimis change.

Cost of Product Sales

Products cost of sales for the nine months ended September 30, 2023 and 2022 were as follows:

	September 30, 2023	September 30, 2022
Cost of Product Sales:
Chocolate products	$76	$47,264

Cost of product sales

The decrease in cost of product sales in September 30, 2023 as compared to September 30, 2022 was due to a decrease in product sales.

Legal fees for the nine months ended September 30, 2023 was $7,511 compared to $31,596 for the nine months ended September 30, 2022. This decrease in legal fees was due to the overall decrease in business activity.

General and administrative expenses for the nine months ended September 30, 2023 was $645,503 compared to $1,008,887 for the nine months ended September 30, 2022. The decrease in general and administrative expenses was primarily due to decreased costs associated with compensation expenses, rent, and consulting and accounting fees.

Provision for merchant cash advances for the nine months ended September 30, 2023 was $(351) compared to $33,306 for the nine months ended September 30, 2022. The decrease in provision for merchant cash advances was due to the Company updating its reserves to accurately reflect its current merchant cash advances positions.

Impairment of assets expense for the nine months ended September 30, 2022 was $92,736. The company has not realized cash flows sufficient to overcome an asset impairment and is, therefore, estimating an impairment of 50% of its asset carrying value. There was no impairment expense for the nine months ended September 30, 2023.

Liquidity and Capital Resources

The following table presents our cash flows:

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(213,667)	$(329,899)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$212,910	$325,750

Operating Activities

Our primary uses of cash from our operating activities include payments for compensation and related costs and other general corporate expenditures.

Net cash used in operating activities decreased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 primarily due to the net effect of a decrease in cash received from revenues and a decrease of cash paid for operating expenses, employee stock based compensation and amortization of debt discount.

Investing Activities

There were no investing activities for the nine months ended September 30, 2023 and 2022.

Financing Activities

Cash provided by financing activities consists of proceeds from issuance of proceeds from related party loans.

Net cash provided by financing activities decreased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 primarily due to a decrease of proceeds from related party loans.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2023, the Company had approximately $1,369,000 in third-party short-term debt and approximately $0 in associated debt discount and approximately $1,087,000 in related-party short-term debt and $0 in associated debt discount that is due within the next twelve months. Management’s plan is to increase revenue, obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, neither any members of management nor any significant shareholders are currently committed to invest funds with us and; therefore, we cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Concentration Risks

As of September 30, 2023 and December 31, 2022, the Company's concentrations for receivables from merchant cash advances as well as income from merchant cash advances were not significant to warrant concentration risk.

For the three months ended September 30, 2023 and 2022, the Company had no purchase concentrations.

For the nine months ended September 30, 2023, the Company had no purchase concentrations. For the nine months ended September 30, 2022, the Company had purchase concentrations of 22%, 17% and 12% from three vendors.

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

As of September 30, 2023, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2023, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

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

By:	/s/ Harold Kestenbaum	Dated: November 20, 2023
Harold Kestenbaum,
Chairman of the Board and
Interim Chief Executive Officer

By:	/s/ Mark J. Keeley	Dated: November 20, 2023
Mark J. Keeley,
Chief Financial Officer

